Form 10-Q
period 1996-06-30
GABLES RESIDENTIAL TRUST
filed 1996-08-09
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                             (d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                         Commission File Number: 1-12590

                            GABLES RESIDENTIAL TRUST

                  MARYLAND                     58-2077868
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        2859 Paces Ferry Road, Suite 1450
                             Atlanta, Georgia 30339

                                (770) 436 - 4600

        COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE,
                                16,097,657 SHARES
                 The number of shares outstanding of each of the
                      registrant's classes of common stock,
                               as of July 31, 1996

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

                               (1) (X) YES ( ) NO
                               (2) (X) YES ( ) NO

                            GABLES RESIDENTIAL TRUST
                                FORM 10 - Q INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

     Consolidated Balance Sheets of Gables Residential Trust as of June 30, 1996 and December 31, 1995.

     Consolidated Statements of Operations of Gables Residential Trust for the three months ended June 30, 1996 and June 30, 1995.

     Consolidated Statements of Operations of Gables Residential Trust for the six months ended June 30, 1996 and June 30, 1995.

     Consolidated Statements of Cash Flows of Gables Residential Trust for the six months ended June 30, 1996 and June 30, 1995.

      Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K

Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                            GABLES RESIDENTIAL TRUST
                           CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     June 30, 1996     December 31, 1995
                                                                     -------------     -----------------
ASSETS:
- -------
Real estate assets (Note 7):
   Land ........................................................       $  97,407        $  73,848
   Building ....................................................         509,742          382,174
   Furniture, fixtures and equipment ...........................          41,545           33,382
   Construction in progress ....................................          53,920           96,015
   Land held for future development ............................           2,148            5,814
                                                                       ---------        ---------
     Real estate assets before accumulated depreciation ........         704,762          591,233
   Less:  accumulated depreciation .............................         (64,548)         (57,343)
                                                                       ---------        ---------
     Net real estate assets ....................................         640,214          533,890

Cash and cash equivalents ......................................           8,281            8,529
Restricted cash ................................................           5,397            5,296
Deferred charges, net ..........................................           5,744            5,995
Other assets, net ..............................................          11,229            9,117
                                                                       ---------        ---------
     Total assets ..............................................       $ 670,865        $ 562,827
                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
- -------------------------------------
Notes payable ..................................................       $ 380,547        $ 286,259
Accrued interest payable .......................................           1,689            1,075
Dividend payable (Note 8) ......................................           7,727            7,288
Real estate taxes payable ......................................           6,497            5,110
Accounts payable and accrued expenses - construction ...........           3,977            9,027
Accounts payable and accrued expenses - operating ..............           5,403            4,718
Security deposits ..............................................           2,027            1,340
                                                                       ---------        ---------
     Total liabilities .........................................         407,867          314,817
                                                                       ---------        ---------

Minority interest of unitholders in Operating Partnership ......          46,179           45,700
                                                                       ---------        ---------
Shareholders' equity:
  Common shares, $0.01 par value, 100,000,000 shares
  authorized, 16,097,284 and 15,183,306 shares issued
  and outstanding at June 30, 1996 and December 31,
  1995, respectively ...........................................             161              152
  Additional paid-in capital ...................................         261,142          255,228
  Accumulated earnings (deficit) ...............................         (44,484)         (53,070)
                                                                       ---------        ---------
     Total shareholders' equity ................................         216,819          202,310
                                                                       ---------        ---------
     Total liabilities and shareholders' equity ................       $ 670,865        $ 562,827
                                                                       =========        =========

The accompanying notes are an integral part of these balance sheets.


                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   For the Three Months
                                                                       Ended June 30,
                                                               --------------------------
                                                                   1996            1995
                                                               ----------      ----------

Rental revenues ..............................................   $ 25,319        $ 16,774
Other property revenues ......................................      1,269             791
                                                                 --------        --------
     Total property revenues .................................     26,588          17,565

Property management - third party ............................        985           1,089
Olympic revenues, net ........................................        230               0
Other ........................................................        340             377
                                                                 --------        --------
     Total revenues ..........................................     28,143          19,031
                                                                 --------        --------

Property operating and maintenance (exclusive
     of items shown separately below) ........................      9,243           6,525
Depreciation and amortization ................................      4,564           2,880
Amortization of deferred financing costs .....................        317             214
Property management - owned (Note 4) .........................        685             481
Property management - third party (Note 4) ...................        719             744
General and administrative ...................................        802             671
Abandoned real estate pursuit costs ..........................         61              53
Interest .....................................................      5,183           3,057
Credit enhancement fees ......................................        139             201
                                                                 --------        --------
     Total expenses ..........................................     21,713          14,826
                                                                 --------        --------

     Income before equity in income (loss)
     of joint ventures and interest income ...................      6,430           4,205
Equity in income (loss) of joint ventures ....................         59             (14)
Interest income ..............................................         60              85
                                                                 --------        --------

     Income before minority interest .........................      6,549           4,276

     Minority interest of unitholders in
     Operating Partnership ...................................     (1,117)           (994)
                                                                 --------        --------

Net income ...................................................   $  5,432        $  3,282
                                                                 ========        ========

Weighted average number of shares outstanding ................     16,095          10,576
                                                                 ========        ========

Per Share Information (Note 6):
Net income ...................................................   $   0.34        $   0.31
                                                                 ========        ========


The accompanying notes are an integral part of these statements.

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             For the Six Months
                                                               Ended June 30,
                                                            --------------------
                                                             1996         1995
                                                            --------    --------
Rental revenues ........................................   $ 47,458    $ 33,157
Other property revenues ................................      2,330       1,443
                                                           --------    --------
     Total property revenues ...........................     49,788      34,600

Property management - third party ......................      1,965       2,192
Olympic revenues, net ..................................        230           0
Other ..................................................        602         684
                                                           --------    --------
     Total revenues ....................................     52,585      37,476
                                                           --------    --------

Property operating and maintenance (exclusive
     of items shown separately below) ..................     17,313      12,883
Depreciation and amortization ..........................      8,296       5,610
Amortization of deferred financing costs ...............        667         402
Property management - owned (Note 4) ...................      1,342         937
Property management - third party (Note 4) .............      1,488       1,554
General and administrative .............................      1,515       1,416
Abandoned real estate pursuit costs ....................         62          79
Interest ...............................................      8,991       5,933
Credit enhancement fees ................................        303         379
                                                           --------    --------
     Total expenses ....................................     39,977      29,193
                                                           --------    --------

     Income before equity in income
     of joint ventures and interest income .............     12,608       8,283
Equity in income of joint ventures .....................        108          53
Interest income ........................................        159         165
                                                           --------    --------

     Income before minority interest and
     and extraordinary loss, net .......................     12,875       8,501

     Minority interest of unitholders in
     Operating Partnership .............................     (2,243)     (1,975)
                                                           --------    --------

Income before extraordinary loss, net ..................     10,632       6,526

Extraordinary loss, net of minority interest (Note 5) ..       (520)          0
                                                           --------    --------

Net income .............................................   $ 10,112    $  6,526
                                                           ========    ========

Weighted average number of shares outstanding ..........     15,694      10,576
                                                           ========    ========

Per Share Information (Note 6):
Income before extraordinary loss, net ..................   $   0.68    $   0.62
                                                           ========    ========

Net income .............................................   $   0.64    $   0.62
                                                           ========    ========


The accompanying notes are an integral part of these statements.

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     For the Six Months
                                                                       Ended June 30,
                                                                   ----------------------
                                                                     1996         1995
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------

Net income                                                         $10,112      $6,526
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     8,963       6,012
   Equity in income of joint ventures                                 (108)        (53)
   Minority interest of unitholders in Operating Partnership         2,243       1,975
   Extraordinary loss, net of minority interest                        520           0
   Change in operating assets and liabilities:
     Restricted cash                                                   283        (446)
     Other assets                                                     (994)        392
     Other liabilities                                               3,373      (2,788)
                                                                  ---------     -------
          Net cash provided by operating activities                 24,392      11,618
                                                                  ---------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Purchase and construction of real estate assets                   (123,137)    (78,685)
Long-term land lease payment                                        (1,500)          0
Net proceeds from sale of real estate assets                         3,968           0
Distributions received from joint ventures                             167         160
                                                                  ---------     -------
     Net cash used in investing activities                        (120,502)    (78,525)
                                                                  ---------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Proceeds from 879,068 share offering, net of issuance costs         20,630           0
Proceeds from the exercise of share options                            731           0
Share Builder Plan contributions                                        13           0
Payments of filing costs for Share Builder Plan                          0        (100)
Payments of deferred financing costs                                (1,226)     (1,342)
Notes payable proceeds                                             130,781     110,813
Notes payable repayments                                           (36,493)    (25,966)
Principal escrow deposits                                             (384)       (326)
Dividends paid ($0.96 and $0.90 per share, respectively)           (15,012)     (9,517)
Distributions paid ($0.96 and $0.90 per Unit, respectively)         (3,178)     (2,880)
                                                                  ---------     -------
     Net cash provided by financing activities                      95,862      70,682
                                                                  ---------     -------

Net change in cash and cash equivalents                               (248)      3,775
Cash and cash equivalents, beginning of period                       8,529       4,056
                                                                  ---------     -------
Cash and cash equivalents, end of period                        $    8,281     $ 7,831
                                                                  =========     =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $   10,805     $ 9,593
     Interest capitalized                                            2,428       3,604
                                                                  ---------     -------
     Cash paid for interest, net of amounts
     capitalized                                                $    8,377     $ 5,989
                                                                  =========     =======


The accompanying notes are an integral part of these statements.

GABLES RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------


1.  ORGANIZATION AND FORMATION OF THE COMPANY
- --  -----------------------------------------

Gables Residential Trust is a self-administered and self-managed real estate investment trust (a "REIT") formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's initial public offering on January 26, 1994 (the "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors.

The Company currently engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Through its ownership of Gables GP, Inc. ("GGPI"), a Texas corporation and wholly-owned subsidiary of the Company that is the sole general partner of the Operating Partnership, and its ownership of a direct limited partnership interest in the Operating Partnership, the Company was an 82.94% economic owner of the Operating Partnership at June 30, 1996 (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The Company has had certain equity transactions subsequent to the IPO that have resulted in changes in its ownership interest in the Operating Partnership which was 76.0% at the completion of the IPO (Note 2). The Company's third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company"). The Management
Companies also provide management services to the communities owned by the Company.

     As of June 30, 1996, Gables owned 43 completed multifamily apartment communities comprising 13,631 apartment homes, of which 28 were developed and 15 were acquired, or acquired and renovated, by the Company, and an indirect 25% general partner interest in two apartment communities developed by the Company, comprising 663 apartment homes. One of these completed communities was in the lease-up stage as of June 30, 1996. In July, 1996, the Company acquired an apartment community comprising 500 apartment homes. Additionally, Gables currently has contracts or options to acquire two apartment communities comprising 382 apartment homes in total. The acquisition of these communities is subject to the completion of due diligence as well as ongoing business review by the Company. Therefore, no assurance can be made that the acquisitions will close. The Company owns six multifamily apartment communities, expected to comprise 1,662 apartment homes, that are currently under development. As of June 30, 1996, Gables owned parcels of land for the future development of two apartment communities expected to comprise 550 apartment homes. In July, 1996, the Company acquired a parcel of land for the future development of an apartment community expected to comprise 148 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land for the future development of four apartment communities expected to comprise 1,647 apartment homes.

Pursuant to the Company's Declaration of Trust, Gables is authorized to issue 100,000,000 common shares, 10,000,000 preferred shares, and 51,000,000 excess shares, all of which have a par value of $0.01 per share. To date, no preferred or excess shares have been issued.

At the completion of the IPO on January 26, 1994, the Company sold 9,430,000 common shares (including 1,230,000 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $22.50 per share. The net proceeds to the Company from such sale totaled approximately $190 million. The Company issued an additional 700,555 common shares in connection with the Formation Transactions. Also concurrently with the IPO, the Company entered into and drew down approximately $79 million under a secured credit facility (the "Original Credit Facility"), including approximately $45 million in the form of letters of credit. The net proceeds of the IPO and initial draw-down under the Original Credit Facility were principally used (i) by the Company to acquire a 76.0% economic interest in the Operating Partnership, (ii) by the Company and the Operating Partnership to acquire minority interests in partnerships that directly or indirectly owned the communities acquired by Gables in connection with the IPO and Formation Transactions (the "IPO Communities"), (iii) by the Operating Partnership to acquire 99% of each Management Company's capital stock, with the Management Companies in turn using such proceeds to acquire the fee management business of the predecessor management companies of the Group (the "Predecessor Management Companies"), (iv) to acquire certain promissory notes issued by the Predecessor Management Companies, (v) to repay or economically defease indebtedness with respect to the IPO Communities and the Predecessor Management Companies, (vi) with respect to the Original Credit Facility, to provide substitute letters of credit or replace backup security for existing credit enhancements with respect to indebtedness associated with the IPO Communities, (vii) to purchase interest rate protection agreements and pay deferred financing costs related to new indebtedness, and (viii) to acquire an existing apartment community, an apartment community that was substantially renovated in 1994 and certain development rights.

2.  OFFERINGS AND ISSUANCE OF OPERATING PARTNERSHIP UNITS
- --  -----------------------------------------------------

On October 7, 1994, Gables consummated a direct placement of 444,500 common shares at $22.50 per share. The net proceeds of the offering were approximately $9.9 million and were utilized to fund the acquisition of an apartment community comprising 200 apartment homes and to repay outstanding indebtedness under the Original Credit Facility.

During June, 1995, the Company filed a shelf registration statement covering the registration of up to $200 million of debt securities, common shares, preferred shares and warrants or other rights to purchase common shares or preferred shares.

On October 31, 1995,  Gables  completed a public  offering of  4,600,000  common shares (including 600,000 shares as a result of the exercise of an over-allotment option by the underwriters) pursuant to the shelf registration statement at a price to the public of $21.875 per share. The net proceeds of the offering were approximately $94 million and were utilized to retire approximately $67 million of variable-rate construction loan indebtedness and to pay down approximately $27 million of outstanding indebtedness under the Original Credit Facility.

On December 5, 1995, the Company acquired a parcel of land financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units"). Such land acquisition was for the development of an apartment community expected to comprise 315 apartment homes.

On March 25, 1996, Gables completed a direct placement of an aggregate of 879,068 common shares to six institutional investors pursuant to its shelf registration statement at a price of $23.95 per share. The net proceeds of the offering were approximately $20.6 million and were utilized (i) to reduce outstanding indebtedness under the Original Credit Facility that was drawn during 1996 primarily to fund costs associated with the Company's development activities and (ii) for general working capital purposes.

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

3.  BASIS OF PRESENTATION
- --  ---------------------

The accompanying consolidated financial statements of Gables Residential Trust include the consolidated accounts of Gables Residential Trust and its subsidiaries (including Gables Realty Limited Partnership and its subsidiaries). As a result of the structure of the business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or Units in the Operating Partnership. Pursuant to the terms of the partnership agreement of the Operating Partnership, as of January 26, 1995, the Operating Partnership became obligated to redeem Units at a unitholder's request for cash equal to the fair market value of a common share of the Company at the time of such redemption, provided that the Company at its option may elect to acquire any such Units presented for redemption for one common share of the Company. The Company intends to acquire such Units for common shares of the Company rather than to cause the Operating Partnership to redeem such Units for cash. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Gables Residential Trust have been adjusted for the minority interest of unitholders in the Operating Partnership. Since Units, if presented for redemption, are likely to be exchanged for the common shares of the Company on a one-for-one basis minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of common shares and Units outstanding during the applicable period.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated and combined financial statements of Gables Residential Trust and Gables Residential Group and notes thereto, included in the Gables Residential Trust Form 10-K for the year ended December 31, 1995.

4.  PROPERTY MANAGEMENT EXPENSES
- --  ----------------------------

The Company manages its owned properties, as well as properties owned by third parties for which the Company provides management services for a fee. Property management expenses have been allocated between owned and third party properties in the accompanying statements of operations based on the proportionate number of owned and third party apartment homes managed by the Company during the applicable periods.

5.  EXTRAORDINARY LOSS, NET
- --  -----------------------

Extraordinary loss, net of $520 for the six months ended June 30, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

6.  PER SHARE INFORMATION
- --  ---------------------

Quarterly per share information has been computed based upon the weighted average number of shares outstanding during the relevant period. The impact of outstanding share options was not dilutive during these periods.


7.  REAL ESTATE ASSETS
- --  ------------------

Real estate assets, before accumulated depreciation, are as follows:

                                       June 30, 1996          December 31, 1995
                                     Basis        Units       Basis       Units
                                     -----        -----       -----       -----
Completed properties               $648,694      13,631     $489,404     11,283
Properties under development         53,920       1,662       96,015      1,983
Land held for future development      2,148         550        5,814        865
                                   --------      ------     --------     ------
              Total (a)            $704,762      15,843     $591,233     14,131
                                   ========      ======     ========     ======


a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii) costs of approximately $3,700 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1995 to June 30, 1996 consisted of the following:

Balance at December 31, 1995                                  $591,233
Acquisitions, including renovation expenditures                 88,805
Sale of real estate assets                                      (4,826)
Development costs incurred                                      27,737
Capital expenditures for operating properties                    1,813
                                                              --------
Balance at June 30, 1996                                      $704,762
                                                              ========

As discussed in Note 3, purchase  accounting  was applied to the  acquisition of all non-controlled interests in connection with the IPO and Formation Transactions. The increase in basis related to such acquisition was $48,090 and was allocated to the respective property's land and building accounts. The acquisition of all other interests was accounted for as a reorganization of entities under common control, and accordingly was reflected at historical cost.

8.  DECLARATION OF DIVIDEND
- --  -----------------------

On June 13, 1996, the Operating Partnership committed to distribute $0.48 per Unit with respect to the period April 1, 1996 through June 30, 1996 to unitholders of record on June 28, 1996. As a result, the Company simultaneously declared a dividend payable to shareholders of record on June 28, 1996 and accrued a dividend payable as of June 30, 1996 of $0.48 per common share or $7,727. The remaining distribution from the Operating Partnership in the amount of $1,589 was accrued to minority interest unitholders in the Operating Partnership. The total distribution of $9,316 was paid on July 12, 1996.

9.  RECENT ACCOUNTING PRONOUNCEMENT
- --  -------------------------------

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective January 1, 1996. There was no financial statement impact as a result of this adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

Overview
- --------

Gables is a self-administered and self-managed real estate investment trust ("REIT") focused within the multifamily industry in the Southeastern and Southwestern United States. Gables' operating performance relies predominantly on net operating income from its apartment communities. The net operating income of Gables is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its cost of equity or debt capital.

Gables owns apartment communities in seven core cities in Georgia, Texas and Tennessee. Within each city, Gables targets specific submarkets for investment. These submarkets are generally characterized by their proximity to local employment centers, retail and entertainment venues and traffic arteries. Gables believes demographic trends (including job, population and household growth) in its markets in recent years have generally led to favorable demand and supply dynamics for multifamily communities. Occupancy levels have remained high and portfolio wide rental rates have outpaced inflation for the last several years. Gables expects portfolio wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in rental rates, for the coming twelve months, consistent with the Company's experience during the past few years.

As a  result  of  the  aforementioned  generally  favorable  market  conditions, management has been successful in growing the income of the stabilized properties as well as growing earnings via a combination of new development and acquisition. Management's extensive experience in new development (including site selection, zoning, construction and lease-up) and in-depth local presence affords Gables the opportunity to acquire land and develop new Class A multifamily communities. In select markets and in certain real estate cycles, management believes better returns can be generated from new development than from acquisitions of comparable properties. During other real estate cycles or in select markets, management will pursue the acquisition of existing apartment communities, specifically when the returns on investment and the potential for growth in net operating income are attractive. Additionally, Gables has been able to acquire distressed or under-managed apartment communities which, through strategic renovation and repositioning, have generally resulted in superior returns when compared to traditional acquisitions and new developments. Management believes Gables' ability to compete with other companies is significantly enhanced by its in-depth local presence and the strength of its management, development, acquisition, and construction personnel. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects or to reduce indebtedness. The Company maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to avoid a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth in the relevant paragraphs of "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this report.

Formation of Gables and Initial Public Offering
- -----------------------------------------------

Gables Residential Trust was formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" as used herein refers to the privately owned predecessor organization prior to the completion of the
Company's initial public offering in January, 1994 (the "IPO"), and the concurrent completion of the various transactions that occurred therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors. At the completion of the IPO on January 26, 1994, Gables sold 9,430,000 common shares (including 1,230,000 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $22.50 per share. The net proceeds to Gables from such sale totaled approximately $190 million, the majority of which were used to reduce
indebtedness   and  to  purchase   minority   interests   in  certain   property
partnerships.

Offerings and Issuance of Operating Partnership Units
- -----------------------------------------------------

On October 7, 1994, Gables consummated a direct placement of 444,500 common shares at $22.50 per share. The net proceeds of the offering were approximately $9.9 million and were utilized to fund the acquisition of an apartment community comprising 200 apartment homes and to repay outstanding indebtedness under the Original Credit Facility.

On October 31, 1995,  Gables  completed a public  offering of  4,600,000  common shares (including 600,000 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $21.875 per share. The net proceeds of the offering were approximately $94 million and were utilized to retire approximately $67 million of variable-rate construction loan indebtedness and to pay down approximately $27 million of outstanding indebtedness under the Original Credit Facility.

On December 5, 1995, the Company acquired a parcel of land for the development of an apartment community expected to comprise 315 apartment homes. Such acquisition was financed in part through the issuance of 111,074 minority units of limited partnership in the Operating Partnership ("Units").

On March 25, 1996, the Company completed a direct placement of an aggregate of 879,068 common shares to six institutional investors at a price of $23.95 per share. The net proceeds of the offering were approximately $20.6 million and were utilized to reduce outstanding indebtedness under the Original Credit Facility and for general working capital purposes.

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

RESULTS OF OPERATIONS
- ---------------------

COMPARISON  OF OPERATING  RESULTS OF THE COMPANY FOR THE THREE MONTHS ENDED
JUNE 30, 1996 (THE "1996 PERIOD") TO THE THREE MONTHS ENDED JUNE 30, 1995 (THE "1995 PERIOD").

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

The operating performance for all of the Company's apartment communities combined for the three months ended June 30, 1996 and 1995 is summarized as follows:


                                                                                               Three Months Ended
                                                                                                     June 30,

                                                                                  ---------- ---------  ---------    ----------
                                                                                                            $            %
                                                                                     1996       1995      Change       Change
                                                                                  ---------- ---------  ---------    ----------

Rental and other revenue:
- -------------------------
  Fully stabilized communities (1) .............................................   $17,160    $16,495       $665          4.0%
  Communities stabilized during the 1996 Period, but not during the 1995
    Period (2) .................................................................     3,270        296      2,974      1,004.7%

  Development and lease-up communities (3) .....................................     3,995        551      3,444        625.0%
  Acquired communities (4) .....................................................     2,144          0      2,144        ---
  Sold communities (5) .........................................................        19        223       (204)      (91.5)%
                                                                                   -------    -------    -------       -------
Total property revenues ........................................................   $26,588    $17,565     $9,023         51.4%
                                                                                   -------    -------    -------       -------

Property  operating  and  maintenance  expense  (exclusive of  depreciation  and amortization):
- --------------
  Fully stabilized communities (1) .............................................    $6,194     $6,123        $71          1.2%
  Communities stabilized during the 1996 Period, but not during the 1995
    Period (2) .................................................................       879         82        797        972.0%

  Development and lease-up communities (3) .....................................     1,394        207      1,187        573.4%
  Acquired communities (4) .....................................................       750          0        750         ---
  Sold communities (5) .........................................................        26        113        (87)      (77.0)%
                                                                                   -------    -------    -------       -------
Total specified expenses .......................................................    $9,243     $6,525     $2,718         41.7%
                                                                                   -------    -------    -------       -------
Revenues in excess of specified expenses .......................................   $17,345    $11,040     $6,305         57.1%
                                                                                   =======    =======     ======       =======
Revenues in excess of specified expenses as a percentage of total
  property revenues ............................................................     65.2%      62.9%      ---            2.3%
                                                                                   =======    =======     ======       =======


     (1) Communities which were owned and fully stabilized throughout both the 1996 Period and 1995 Period.

     (2) Communities which were owned and fully stabilized during all of the 1996 Period, but were not owned and fully stabilized during all of the 1995 Period.

     (3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1996 Period.

     (4) Communities which were acquired during the 1996 Period comprising: (a) Pin Oak Green and Pin Oak Park, two communities acquired April 23, 1996, collectively comprising 1,059 apartment homes and (b) Gables River Oaks, a community acquired May 29, 1996, comprising 228 apartment homes.

     (5) Vinings at Central community comprising 132 apartment homes, which was sold on April 10, 1996.

Total property revenues increased $9,023, or 51.4%, from $17,565 to $26,588 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Fully stabilized communities ("same store"):


                                        Increase       Percent
                                      (Decrease)in     Increase
              Number of                   Total     (Decrease) in    Occupancy          Increase
              Apartment    Percent      Property    Total Property   During the      (Decrease) in
Market          Homes     of Total      Revenues      Revenues      1996 Period        Occupancy
- ------          -----     --------      --------      --------      -----------        ---------

Atlanta         3,289        35%        $387             6.7%             95.0%             0.9%
Austin            276         3%         (4)            (0.7%)            92.5%            (2.5%)
Dallas            855         9%          11             0.8%             93.6%            (1.3%)
Houston         3,512        38%         141             2.2%             94.8%             1.2%
Memphis           464         5%          38             4.9%             97.3%             2.2%
Nashville         912        10%          92             5.8%             95.2%             2.3%
                -----       ----        ----             ----             -----             ----
                9,308       100%        $665             4.0%             94.9%             0.9%
                =====       ====        ====             ====             =====             ====

Communities stabilized during the 1996 Period but not during the 1995 Period:

            Number of                   Increase          Occupancy
            Apartment    Percent        In Total          During the
 Market       Homes      of Total   Property Revenues    1996 Period
 ------      -----      --------   -----------------    -----------
 Atlanta     1,051         82%         $ 2,365              96.3%
 Dallas        234         18%             609              94.9%
             -----        ----         -------              -----
             1,285        100%         $ 2,974              95.6%
             =====        ====         =======              =====


Development and lease-up communities:

                 Number of                 Increase         Occupancy
                 Apartment   Percent       In Total         During the
Market             Homes     of Total  Property Revenues   1996 Period
- ------             -----     --------  -----------------   -----------
Atlanta              263         10%       $  175            56.1%
Austin               256         10%          725            94.9%
Dallas               488         19%          543            46.1%
Houston              246         10%          424            86.1%
Memphis              490         19%           48             3.0%
Nashville            254         10%          603            88.7%
San Antonio          544         22%          926            82.8%
                   -----        ----       ------            -----
                   2,541        100%       $3,444            59.9%
                   =====        ====       ======            =====

Property management revenues decreased $104, or 9.6%, from $1,089 to $985 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

Olympic revenues, net of $230 for the 1996 Period represent non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,718, or 41.7%, from $6,525 to $9,243 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 1.2%. The same store increase in operating expenses represents inflationary increases in expenses, offset in part by reduced health and workers compensation insurance expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $1,684, or 58.5%, from $2,880 to $4,564 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $179, or 14.6%, from $1,225 to $1,404 due primarily to increased personnel and administrative costs associated with an increase in the total number of units managed, annual increases in compensation and certain other costs. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $131, or 19.5%, from $671 to $802 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996.

Interest expense increased $2,126, or 69.5%, from $3,057 to $5,183 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Net income increased $2,150, or 65.5%, from $3,282 to $ 5,432 for the reasons discussed above.

COMPARISON  OF  OPERATING  RESULTS OF THE COMPANY FOR THE SIX MONTHS  ENDED
JUNE 30, 1996 (THE "1996 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1995 (THE "1995 PERIOD").

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

The operating performance for all of the Company's apartment communities combined for the six months ended June 30, 1996 and 1995 is summarized as follows:

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                             ---------- --------- --------- ----------
                                                                                                      $          %
                                                                                 1996      1995     Change     Change
                                                                             ---------- --------- --------- ----------
Rental and other revenue:
- -------------------------
  Fully stabilized communities (1) .......................................   $34,061    $32,852      $1,209        3.7%
  Communities stabilized during the 1996 Period, but not during the 1995
   Period (2) ............................................................     3,252        216       3,036    1,405.6%
  Development and lease-up communities (3) ...............................    10,113      1,093       9,020      825.3%
  Acquired communities (4) ...............................................     2,144          0       2,144       ---
  Sold communities (5) ...................................................       218        439        (221)    (50.3)%
                                                                             -------    -------    --------     -------
Total property revenues ..................................................   $49,788    $34,600     $15,188       43.9%
                                                                             -------    -------    --------     -------

Property  operating and maintenance expense (exclusive of depreciation and amortization):
- -------------
  Fully stabilized communities (1) .......................................   $12,355    $12,230        $125        1.0%
  Communities stabilized during the 1996 Period, but not during the 1995
    Period (2) ...........................................................       934         72         862    1,197.2%
  Development and lease-up communities (3) ...............................     3,146        359       2,787      776.3%
  Acquired communities (4) ...............................................       750          0         750       ---
  Sold communities (5) ...................................................       128        222         (94)    (42.3)%
                                                                             -------    -------    --------     -------
Total specified expenses .................................................   $17,313    $12,883      $4,430       34.4%
                                                                             -------    -------    --------     -------
Revenues in excess of specified expenses .................................   $32,475    $21,717     $10,758       49.5%
                                                                             =======    =======    ========     =======
Revenues in excess of specified expenses as a percentage of total
  property revenues ......................................................     65.2%      62.8%       ---          2.4%
                                                                             =======    =======    ========     =======



     (1) Communities which were owned and fully stabilized throughout both the 1996 Period and 1995 Period.

     (2) Communities which were owned and fully stabilized during all of the 1996 Period, but were not owned and fully stabilized during all of the 1995 Period.

     (3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1996 Period.

     (4) Communities which were acquired during the 1996 Period comprising: (a) Pin Oak Green and Pin Oak Park, two communities acquired April 23, 1996, collectively comprising 1,059 apartment homes and (b) Gables River Oaks, a community acquired May 29, 1996, comprising 228 apartment homes.

     (5) Vinings at Central community comprising 132 apartment homes, which was sold on April 10, 1996.

Total property revenues increased $15,188, or 43.9%, from $34,600 to $49,788 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Fully stabilized communities ("same store"):


                                        Increase       Percent
                                      (Decrease) in    Increase
              Number of                   Total     (Decrease) in    Occupancy          Increase
              Apartment    Percent      Property    Total Property   During the      (Decrease) in
Market          Homes     of Total      Revenues      Revenues      1996 Period         Occupancy
- ------          -----     --------      --------      --------      -----------         ---------
Atlanta         3,289        35%          $643           5.6%           94.4%            (0.1%)
Austin            276         3%           (13)         (1.1%)          92.0%            (1.1%)
Dallas            855         9%            82           3.0%           92.5%            (1.2%)
Houston         3,512        38%           227           1.8%           94.5%             0.6%
Memphis           464         5%           101           6.7%           97.1%             4.7%
Nashville         912        10%           169           5.3%           96.0%             1.8%
                -----       ----        ------           ----           -----             ----
                9,308       100%        $1,209           3.7%           94.5%             0.4%
                =====       ====        ======           ====           =====             ====


Communities stabilized during the 1996 Period but not during the 1995 Period:

              Number of                      Increase          Occupancy
              Apartment      Percent         In Total         During the
Market          Homes       of Total    Property Revenues     1996 Period
- ------          -----       --------    -----------------     -----------
Atlanta          356          60%           $ 1,720              96.7%
Dallas           234          40%             1,316              95.4%
                 ---         ----           -------              -----
                 590         100%           $ 3,036              96.1%
                 ===         ====           =======              =====


Development and lease-up communities:

            Number of                    Increase         Occupancy
            Apartment     Percent        In Total         During the
Market        Homes       of Total  Property Revenues    1996 Period
- ------        -----       --------  -----------------    -----------
Atlanta         958          30%        $3,196              80.2%
Austin          256           8%         1,282              81.4%
Dallas          488          15%           821              33.9%
Houston         246           7%           889              83.9%
Memphis         490          15%            48               3.0%
Nashville       254           8%           947              69.7%
San Antonio     544          17%         1,837              78.6%
              -----         ----        ------              -----
              3,236         100%        $9,020              71.0%
              =====         ====        ======              =====

Property management revenues decreased $227, or 10.4%, from $2,192 to $1,965 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

Olympic revenues, net of $230 for the 1996 Period represent non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $4,430, or 34.4%, from $12,883 to $17,313 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 1.0%. The same store increase in operating expenses represents inflationary increases in expenses, offset in part by reduced health and workers compensation insurance expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $2,686, or 47.9%, from $5,610 to $8,296 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $339, or 13.6%, from $2,491 to $2,830 due primarily to increased personnel and administrative costs associated with an increase in the total number of units managed, annual increases in compensation and certain other costs. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $99, or 7.0%, from $1,416 to $1,515 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996, offset in part by certain non-recurring costs incurred during the 1995 Period that were not incurred during the 1996 Period.

Interest expense increased $3,058, or 51.5%, from $5,933 to $8,991 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Extraordinary loss, net of $520 for the six months ended June 30, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

Net income increased $3,586, or 54.9%, from $6,526 to $10,112 for the reasons discussed above.

Liquidity and Capital Resources
- -------------------------------

Gables' net cash provided by operating activities increased from $11,618 for the six months ended June 30, 1995 to $24,392 for the six months ended June 30, 1996, due to (i) an increase of $7,270 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership and net extraordinary losses and (ii) the change in restricted cash between periods of $729 and the change in other liabilities between periods of $6,161, offset in part by the change in other assets between periods of $1,386.

Gables' net cash used in investing activities increased from $78,525 for the six months ended June 30, 1995 to $120,502 for the six months ended June 30, 1996, primarily due to the second quarter acquisitions of three apartment communities named Pin Oak Green, Pin Oak Park, and Gables River Oaks, comprising 1,287 apartment homes in total ($86.7 million) partially offset by the January, 1995 acquisition of Gables Over Peachtree ($11 million) and decreased development activities in 1996 when compared to 1995. During the six months ended June 30, 1996, Gables expended approximately $86.7 million for the acquisition of three apartment communities totaling 1,287 apartment homes, approximately $2.1 million in renovation expenditures related primarily to Gables Over Peachtree, approximately $32.5 million related to other development expenditures and approximately $1.8 million related to capital expenditures for operating apartment communities.

Gables' net cash provided by financing activities increased from $70,682 for the six months ended June 30, 1995 to $95,862 for the six months ended June 30, 1996, due primarily to increased acquisition cash needs. During the six months ended June 30, 1996, Gables had net proceeds of $20.6 million from the sale of 879,068 common shares and net borrowings of $94.3 million which were used primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of the fourth quarter 1995 and first quarter 1996 dividends and distributions totaling approximately $18.2 million and the payment of deferred financing costs totaling approximately $1.2 million related primarily to the closing of the New Credit Facility.

Gables has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organization and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. Provided Gables maintains its qualification as a REIT, the Company generally will not be subject to Federal income tax on distributed net income.


As of June 30, 1996, Gables had total indebtedness of $380,547, and cash and cash equivalents of $8,281. Gables' indebtedness includes $187,247 in conventional mortgages payable secured by individual properties, $112,200 in tax-exempt bond indebtedness and $81,100 in borrowings outstanding under the Credit Facility. Gables' indebtedness has an average of 7.9 years to maturity at June 30, 1996. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at June 30,1996:

                                   1996                 $0
                                   1997              9,550
                                   1998                  0
                                   1999            126,030
                                   2000                  0

The debt maturities in 1997 of $9,550 relate to a conventional mortgage note payable that matures August 31, 1997. Gables expects to refinance or retire such note payable on or prior to maturity. The debt maturities in 1999, totaling $126,030, consist of Credit Facility borrowings of $81,100 and $44,930 of four variable-rate notes payables securing tax-exempt bonds. These tax-exempt bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 1999. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024. Gables expects to be able to remarket such bonds on or prior to March, 1999.

Gables' dividends through the second quarter of 1996 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

On March 25, 1996, the Company completed a direct placement of an aggregate of 879,068 common shares to six institutional investors pursuant to its shelf registration statement at a price of $23.95 per share. The net proceeds of the offering were approximately $20.6 million and were utilized (i) to reduce outstanding indebtedness under the Original Credit Facility that was drawn during 1996 primarily to fund costs associated with the Company's development activities and (ii) for general working capital purposes.

On April 23, 1996, the Company acquired two adjoining apartment communities located in Houston, Texas (Pin Oak Green and Pin Oak Park) that comprise 1,059 apartment homes. The acquisition costs totaling $65.6 million were funded primarily through borrowings under the New Credit Facility.

During April, 1996, Gables sold one asset (Vinings at Central, comprising 132 apartment homes) and may plan to sell additional assets during 1996 which, in management's evaluation, may no longer meet the Company's investment requirements. The net proceeds from the sale of Vinings at Central of $4.0 million approximated the Company's carrying value of the asset and were utilized to fund a portion of the costs of the April 23, 1996 acquisition discussed previously.

On May 29, 1996, the Company acquired an apartment community located in Houston, Texas (Gables River Oaks) comprised of 228 apartment homes. The acquisition costs totaling $21.1 million were funded primarily through borrowings under the New Credit Facility.

On July 26, 1996, the Company acquired an apartment community located in Memphis, Tennessee (Morning Grove) comprised of 500 apartment homes. The acquisition costs totaling $26.0 million were funded primarily through the assumption of a $19.8 million mortgage note payable and the issuance of 243,787 Units.

Gables currently has contracts or options to acquire two apartment communities comprising 382 apartment homes in total for purchase prices totaling approximately $35 million. The acquisition of these communities is subject to the completion of due diligence as well as ongoing business review by the Company. Therefore, no assurance can be made that the acquisitions will close.

Gables has met and expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations. Gables' net cash provided by operations has been adequate and Gables believes that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. Gables anticipates construction and development activities and land purchases will be funded primarily through borrowings under the Credit Facility and the balance of the long-term financing commitment described below.

Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities or through the disposition of assets which, in management's evaluation, may no longer meet the Company's investment requirements.

Credit Facility
- ---------------

In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility") which had an initial maturity of January, 1997. Borrowings under the Original Credit Facility were recourse to the Company and bore interest at LIBOR plus 1.90% (reduced from 2.25% in December, 1994) or, at the Company's option, the prime rate plus 0.50%. Additionally, fees associated with letters of credit issued thereunder for the Company's tax-exempt variable-rate bonds were 1.25% per annum (reduced from 1.50% in July, 1995).

In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "Credit Facility") that replaced the Original Credit Facility. The New Credit Facility has an initial term of three years and three one-year extension options. Borrowings bear interest initially at LIBOR plus 1.65% and letter of credit fees for the Company's tax-exempt variable-rate bonds are 1.00% per annum. Under the New Credit Facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the New Credit Facility is limited to the lesser of the total Credit Facility commitment ($175 million) or the borrowing base (currently $ 166.5 million). The borrowing base available under the Credit Facility is based on the designated collateral value of Gables' unsecured communities and the debt service coverage ratio of communities pledged as collateral under other recourse loans. As of June 30, 1996, the Company had approximately $45.8 million of letters of credit issued under the New Credit
Facility and had approximately $81.1 million in borrowings outstanding thereunder and, therefore, had $39.6 million of remaining capacity on its $166.5 million borrowing base. As Gables' unsecured development communities and communities in lease-up reach stabilization, Gables' borrowing base under the New Credit Facility will increase. Management anticipates that such increases in the borrowing base will allow for total availability equal to the $175 million commitment.

The Credit Facility contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The Credit Facility contains exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

Long-Term Financing Commitment
- ------------------------------

During 1995, Gables secured a commitment for $130,689 of long-term forward fixed-rate financing from Teachers Insurance and Annuity Association (the "TIAA Financing Commitment"). The total commitment is comprised of nine loans each of which will be recourse to the Company and secured by an apartment community owned by Gables. The financing carries with it an option to convert the loan to an unsecured basis should Gables receive an investment grade rating of BBB (or an equivalent rating) or better from Standard & Poor's or Moody's Investors Service and one other rating agency.

On December 29, 1995, Gables closed $90,204 of its $130,689 financing commitment. This funding was comprised of six loans with a blended interest rate of 8.15% with an average term of 7.9 years. The proceeds of such funding were used to repay certain variable-rate construction loans and to paydown the Original Credit Facility.

On June 7, 1996, Gables closed an additional $13,481 of its financing commitment. This funding was comprised of one loan with an interest rate of 8.49% with a term of 12 years. The proceeds of such funding were used to paydown borrowings under the New Credit Facility.

The $27,004 balance of the financing commitment is comprised of two loans, each of which will be secured by an apartment community currently under development, and is scheduled to close prior to the September 30, 1996 expiration of the commitment, unless extended in accordance with the terms of the commitment, as certain funding conditions are met (including the satisfaction of certain leasing and occupancy requirements). Such fundings are expected to carry a fixed-rate of 8.23% with a term of seven years.

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES
- -------------------------------------------------------------

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of June 30, 1996 are summarized below:

                               Actual /                                                                                 Actual /
                               Estimated        Total                                                     Actual        Estimated
                               Number of       Budgeted       Percent                                    Quarter       Quarter of
                               Apartment         Cost      Construction     Percent        Percent     Construction      Initial
         Community               Homes        (millions)     Complete        Leased       Occupied      Commenced       Occupancy
                                                 (A)

COMPLETED COMMUNITY IN LEASE-UP
Atlanta, GA
- -----------
Gables Over Peachtree                263            $20.4     100%            91%            68%         1 Q 1995          N/A
                            -------------------------------

DEVELOPMENT COMMUNITIES

Atlanta, GA
- -----------
Gables at Vinings                    315            $24.6       6%            ---            ---         2 Q 1996       1 Q 1997
Roswell Gables II                    284             21.7       3%            ---            ---         2 Q 1996       1 Q 1997

Austin, TX
- ----------
Gables Central Park                  273             20.6       6%            ---            ---         2 Q 1996       1 Q 1997

Dallas, TX
- ----------
Gables Green Oaks I                  300             16.5       96%           46%            41%         1 Q 1995       1 Q 1996

Memphis, TN
- -----------
Gables Quail Ridge                   238             15.6       76%           14%            10%         1 Q 1995       2 Q 1996
Gables Germantown                    252             17.9       72%           17%            8%          1 Q 1995       2 Q 1996
                            -------------------------------


  Totals                           1,662           $116.9
                            -------------------------------

  Grand Totals                     1,925           $137.3
                            ===============================



                                      Actual /        Actual /
                                      Estimated       Estimated
                                       Quarter       Quarter of
                                    Construction     Stabilized
                                        Ended         Occupancy
                                        -----         ---------
                                                         (B)
COMPLETED COMMUNITY IN LEASE-UP
- -------------------------------
Atlanta, GA
- -----------
Gables Over Peachtree                 2 Q 1996        1 Q 1997

DEVELOPMENT COMMUNITIES
- -----------------------

Atlanta, GA
- -----------
Gables at Vinings                     3 Q 1997        4 Q 1997
Roswell Gables II                     3 Q 1997        4 Q 1997

Austin, TX
- ----------
Gables Central Park                   3 Q 1997        4 Q 1997

Dallas, TX
- ----------
Gables Green Oaks I                   3 Q 1996        4 Q 1996

Memphis, TN
- -----------
Gables Quail Ridge                    4 Q 1996        1 Q 1997
Gables Germantown                     4 Q 1996        1 Q 1997


     The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. The projections contained in the table above that are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with the Company's development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

- --------------------------------------------

     (A) Total Budgeted Cost includes all capitalized costs incurred and projected to be incurred to develop the respective community presented in accordance with generally accepted accounting principles, including land acquisition costs, construction costs, real estate taxes, interest and loan fees, permits, professional fees, allocated development overhead, and other regulatory fees.

     (B) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.


STABILIZED APARTMENT COMMUNITIES
- --------------------------------

Gables' portfolio of stabilized apartment communities as of June 30, 1996 is summarized below:

                             Number of                Scheduled Rent Per
Community                     Homes    Occupancy   Unit      Square Foot (A)
- -----------------------     ---------  ---------  -----    ------------------

ATLANTA, GA
- -----------
Briarcliff Gables .......      104       94%     $1,048         $0.85
Buckhead Gables .........      162       98%        783          1.03
Club Candlewood .........      486       95%        592          0.49
Dunwoody Gables .........      311       95%        792          0.85
Gables Cinnamon Ridge ...      200       95%        643          0.67
Gables Cityscape ........      192(B)    89%        813          0.98
Gables Wood Arbor .......      140       94%        656          0.72
Gables Wood Crossing ....      268       98%        693          0.72
Gables Wood Glen ........      380       97%        650          0.65
Gables Wood Knoll .......      312       97%        674          0.68
Lakes at Indian Creek ...      603       94%        560          0.61
Roswell Gables I ........      384       98%        831          0.77
Spalding Gables .........      252       95%        832          0.84
Wildwood Gables .........      546       98%        795          0.70
                             -----    ------      -----          ----
                             4,340       96%        712          0.70
HOUSTON, TX
- -----------
Baybrook Village ........      776       98%        515          0.64
Cityscape ...............      252       97%        790          0.93
CityWalk/Waterford Square      317       97%        777          0.96
Edgewater ...............      292       96%        748          0.85
Gables Bradford Place ...      372       95%        654          0.76
Gables Bradford Pointe ..      360       96%        578          0.75
Gables CityPlaza ........      246       94%        791          0.90
Gables Meyer Park .......      345       95%        780          0.91
Gables Piney Point ......      246       98%        825          0.89
Metropolitan Uptown (JV).      318       95%        893          0.98
Pin Oak Green ...........      582       88%        868          0.85
Pin Oak Park ............      477       94%        879          0.86
Rivercrest ..............      140       98%        670          0.79
Gables River Oaks .......      228       94%      1,282          1.05
Westhollow Park .........      412       96%        517          0.57
                             -----      ----      -----          ----
                             5,363       95%        744          0.83
AUSTIN, TX
- ----------
Gables Great Hills ......      276       96%        771          0.93
Gables Town Lake ........      256       98%        996          1.07
                              ----      ----      -----          ----
                               532       97%        879          1.00
DALLAS, TX
- ----------
Arborstone ..............      536       94%        453          0.63
Gables at Pearl Street ..      108      100%      1,206          1.11
Gables Preston ..........      126       97%      1,021          0.93
Gables Spring Park ......      188       95%        902          0.86
Gables Valley Ranch .....      319       96%        888          0.87
                             -----      ----      -----          ----
                             1,277       95%        748          0.82
NASHVILLE, TN
- -------------
Brentwood Gables ........      254       97%        916          1.00
Gables Hendersonville ...      364       98%        629          0.67
Gables Hickory Hollow  I       276       96%        643          0.68
Gables Hickory Hollow II       272       97%        628          0.69
                             -----      ----      -----          ----
                             1,166       97%        694          0.75
MEMPHIS, TN
- -----------
Arbors of Harbortown (JV).     345       94%        742          0.75
Gables Cordova ..........      464       97%        635          0.68
                             -----      ----      -----          ----
                               809       96%        680          0.71
SAN ANTONIO, TX
- ---------------
Gables Colonnade I ......      312       94%        759          0.83
Gables Wall Street ......      232       91%        789          0.83
                             -----      ----      -----          ----
                               544       93%        772          0.83

   TOTALS ...............   14,031       96%       $733         $0.78
                            ======      ====      =====         =====


     (A) In the Atlanta and Tennessee markets, rentable area is typically measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area.

     (B) This community has 21 apartment homes which the Company did not hold available for occupancy as of June 30, 1996. The occupancy rate of the 171 apartment homes available was 100% at June 30, 1996.

PORTFOLIO INDEBTEDNESS SUMMARY AND INTEREST RATE PROTECTION ARRANGEMENT SUMMARY
- -------------------------------------------------------------------------------

A summary of Gables' portfolio indebtedness and interest rate protection arrangements as of June 30, 1996 follows:

Portfolio Indebtedness Summary
- ------------------------------

                                         Percentage  Interest  Total  Years to
Type of Indebtedness          Balance     of Total     Rate     Rate  Maturity
- --------------------          -------     --------     ----     ----  --------
                                                       (A)       (B)

Conventional fixed-rate ..... $187,247      49.2%     8.174%   8.174%   9.21
Tax-exempt fixed-rate .......   67,270      17.7%     6.559%   6.728%  13.90
                              --------     -----      -----    -----   -----
     Total fixed-rate ....... $254,517      66.9%     7.747%   7.792%  10.45
                              --------     -----      -----    -----   -----


Tax-exempt variable-rate ....  $44,930      11.8%     3.400%   4.400%   2.75
                              --------     -----      -----    -----   -----


Credit Facility .............  $81,100      21.3%     7.142%   7.142%   2.75
                              --------     -----      -----    -----   -----


Total portfolio debt (C), (D) $380,547     100.0%     7.105%   7.253%   7.90
                              ========     =====      =====    =====   =====


     (A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

     (B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

     (C) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 1996 for purposes of interest capitalization were $48,160.

     (D) Excludes $16.4 million of tax-exempt bonds and $16.5 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

Interest Rate Protection Arrangement Summary
- --------------------------------------------

Description          Notional    Strike       Effective  Termination
of Arrangement        Amount     Price (E)      Date        Date
- --------------        ------     ---------      ----        ----
LIBOR, 30-day        $44,530      6.25%        01/27/94   01/30/99 (F)

LIBOR, 30-day        $35,470      5.13%        01/27/94   01/30/97

LIBOR, 30-day        $50,000      6.45%        01/30/97   12/31/97


     (E) The 30-day LIBOR rate in effect at month-end was 5.49%.

     (F) This arrangement has the effect of capping the interest rate on $44,530 of tax-exempt bond financing at a LIBOR strike price which represents a tax-exempt equivalent rate of 4.0% on a quarterly basis, based on historical relationships of interest rates and current federal income tax rates.

ROLLFORWARD OF PORTFOLIO INDEBTEDNESS
- -------------------------------------

A rollforward of Gables' portfolio indebtedness from December 31, 1995 to June 30, 1996 by category follows:

                                            Balance at                                                      Balance at
                                             12-31-95             Advances            Repayments              6-30-96
                                          ----------------     ----------------     ----------------     ------------------

Conventional fixed-rate                          $173,944              $13,481 (A)             $178               $187,247
Tax-exempt fixed-rate                              67,385                    0                  115                 67,270
                                          ----------------     ----------------     ----------------     ------------------
     Total fixed-rate                            $241,329              $13,481                 $293               $254,517
                                          ----------------     ----------------     ----------------     ------------------

Tax-exempt variable-rate                          $44,930                   $0                   $0                $44,930
                                          ----------------     ----------------     ----------------     ------------------
                                                                                                    (A),
Credit Facility                                        $0             $117,300              $36,200 (B)            $81,100
                                          ----------------     ----------------     ----------------     ------------------

     Total portfolio debt                        $286,259             $130,781              $36,493               $380,547
                                          ================     ================     ================     ==================



     (A) During June, 1996, the Company closed on $13.5 million of its $130.7 million fixed rate financing commitment with Teachers Insurance and Annuity Association ("TIAA"). The proceeds of this financing were used to paydown outstanding borrowings under the Credit Facility. In December, 1995, the Company closed on $90.2 million of the TIAA financing commitment and the remaining $27.0 million of the commitment is expected to close in the second half of 1996.

     (B) During March, 1996, the Company completed a direct placement of 879,068 common shares which generated approximately $20.6 million in net proceeds. Such proceeds were used to paydown outstanding borrowings under the Credit Facility.

BOOK VALUE OF ASSETS AND EQUITY
- -------------------------------

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and equity. The understatement of basis related to this difference in organizational structure is $119,582, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation and total assets as of June 30, 1996 would be $824,344 and $790,447, respectively, if such $119,582 value was reflected. In addition, on a pro forma basis, the total equity plus minority interest as of June 30, 1996 would be $382,580 if such $119,582 value was reflected.

INFLATION
- ---------

Substantially all of the leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to Gables of the adverse effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENT
- -------------------------------

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective January 1, 1996. There was no financial statement impact as a result of this adoption.


SUPPLEMENTAL DISCUSSION

FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS
- --------------------------------------------------------

The Company considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. FFO was previously defined as net income before minority interest of unitholders in the Operating Partnership and extraordinary items plus certain non-cash items, primarily depreciation and amortization (the "old definition"). During the first quarter of 1995, the National Association of Real Estate Investment Trusts adopted a White Paper recommending certain changes to the calculation of FFO. FFO, as revised, is defined as net income before minority interest of unitholders in the Operating Partnership and extraordinary items, plus real estate depreciation (the "revised definition"). Adjusted funds from operations ("AFFO") is defined as FFO under the revised definition less capital expenditures funded by operations. FFO and AFFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital expenditures, and distributions to shareholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the Company's cash needs and cash flows.

RECONCILIATION OF FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS
- --------------------------------------------------------------------------

A reconciliation of funds from operations (using the revised definition) and adjusted funds from operations follows:

                                                          For the three months ended       For the six months ended
                                                                    June 30                         June 30
                                                          ---------------------------     ---------------------------
                                                                1996          1995            1996            1995
                                                          -------------   -----------     -------------   -----------
RECONCILIATIONS:
Income before minority interest and extraordinary
  loss, net                                                     $6,549        $4,276         $12,875        $8,501

Real estate asset depreciation:
   Wholly-owned real estate assets                               4,464         2,795           8,095         5,440
   Joint venture real estate assets                                 54            53             108            80
                                                          -------------   -----------   -------------   -----------
          Total                                                  4,518         2,848           8,203         5,520
                                                          -------------   -----------   -------------   -----------

Funds from operations (revised definition)  (A)                $11,067        $7,124         $21,078       $14,021
                                                          -------------   -----------   -------------   -----------

Capital expenditures for operating apartments:
  Carpet                                                           281           237             508           464
  Roofing                                                          102            21             115            21
  Exterior painting                                                 86            42              86            43
  Appliances                                                        25            37              50            65
  Other additions/improvements                                     680           528           1,054           946
                                                          -------------   -----------   -------------   -----------
    Total                                                        1,174           865           1,813         1,539
                                                          -------------   -----------   -------------   -----------

Adjusted funds from operations                                  $9,893        $6,259         $19,265       $12,482
                                                          =============   ===========   =============   ===========



     (A) Funds from operations (revised definition) is calculated in accordance with the White Paper that was adopted by the National Association of Real Estate Investment Trusts in the first quarter of 1995.

Part II - Other Information


         Item 1:  Legal Proceedings

                  None

         Item 2:  Changes in Securities

                  None

         Item 3:  Defaults Upon Senior Securities

                  None

         Item 4:  Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of shareholders on May 14, 1996. The shareholders voted to elect John W. McIntyre and Perry M. Parrott, Jr. to serve as Class II Trustees of the Company until their terms expire in 1999 and their respective successors are duly elected. 14,038,764 votes were cast for, and 47,977 votes were withheld from, the election of John W. McIntyre and 14,041,074 votes were cast for, and 45,667 votes were withheld from, the election of Perry M. Parrott, Jr. John
                  T. Rippel, Peter D. Linneman and Lauralee E. Martin will continue to serve as Class III Trustees until their present terms expire in 1997 and their successors are duly elected, and Marcus E. Bromley and David M. Holland will continue to serve as Class I Trustees until their present terms expire in 1998 and their successors are duly elected. The shareholders also voted to approve the amendment to the Gables Residential Trust Amended and Restated 1994 Share Option and Incentive
                  Plan described in the Proxy Statement. 9,813,638 votes were cast in favor of this proposal, 4,193,790 votes were cast against it, and 79,313 abstained.

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       10.1 Second Amended and Restated 1994 Share Option and
                            Incentive Plan.

                       27   Financial Data Schedule.

                  (b)  Reports on Form 8-K

                       (i) A Form 8-K dated April 23, 1996 was filed with the Securities and Exchange Commission. The filing reported the acquisition of two partnerships. Each acquired partnership owns a multifamily apartment community located in Houston, Texas, collectively comprising 1,059 apartment homes in total.

                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 8, 1996                     GABLES RESIDENTIAL TRUST


                                         /s/ Marvin R. Banks, Jr.
                                         Marvin R. Banks, Jr.
                                         Vice President and Chief
                                         Financial Officer
                                         (Authorized Officer of the Registrant
                                         and Principal Financial Officer)