Form 10-Q
period 1996-09-30
GABLES RESIDENTIAL TRUST
filed 1996-11-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 1-12590

                            GABLES RESIDENTIAL TRUST
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                        58-2077868
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        2859 Paces Ferry Road, Suite 1450
                             Atlanta, Georgia 30339
          (Address of principal executive offices, including zip code)

                                (770) 436 - 4600
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and formal fiscal year,
                          if changed since last report)

        COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE,
                                19,290,022 SHARES
                 The number of shares outstanding of each of the
                      registrant's classes of common stock,
                             as of October 31, 1996

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of
1934 during the preceding 12 months (or such shorter  period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past(90) days.

                               (1) (X) YES ( ) NO
                               (2) (X) YES ( ) NO

                            GABLES RESIDENTIAL TRUST
                                FORM 10 - Q INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

     Consolidated Balance Sheets of Gables Residential Trust as of September 30, 1996 and December 31, 1995.

      Consolidated Statements of Operations of Gables Residential Trust for the three months ended September 30, 1996 and September 30, 1995.

      Consolidated Statements of Operations of Gables Residential Trust for the nine months ended September 30, 1996 and September 30, 1995.

      Consolidated Statements of Cash Flows of Gables Residential Trust for the nine months ended September 30, 1996 and September 30, 1995.


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


SIGNATURE




                            GABLES RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            GABLES RESIDENTIAL TRUST
                           CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            September 30, 1996 December 31, 1996
                                            ------------------ -----------------
ASSETS:
-------
Real estate assets (Note 7):
   Land ..............................................  $102,762     $ 73,848
   Building ..........................................   558,231      382,174
   Furniture, fixtures and equipment .................    44,985       33,382
   Construction in progress ................. ........    51,976       96,015
   Land held for future development ..................     5,213        5,814
                                                        --------      -------
     Real estate assets before accumulated depreciation  763,167      591,233
     Less:  accumulated depreciation .................   (69,508)     (57,343)
                                                        --------      -------
     Net real estate assets ..........................   693,659      533,890


Cash and cash equivalents ............................    28,645        8,529
Restricted cash ......................................     7,390        5,296
Deferred charges, net ................................     5,429        5,995
Other assets, net ....................................    10,651        9,117
                                                         -------      -------
     Total assets ....................................  $745,774    $ 562,827
                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Notes payable ........................................  $374,873    $ 286,259
Accrued interest payable .............................     1,787        1,075
Dividend payable (Note 8) ............................     9,450        7,288
Real estate taxes payable ............................     9,264        5,110
Accounts payable and accrued expenses - construction .     6,521        9,027
Accounts payable and accrued expenses - operating ....     4,278        4,718
Security deposits ....................................     2,022        1,340
                                                         -------      -------
     Total liabilities ...............................   408,195      314,817
                                                         -------      -------

Minority interest of unitholders in Operating Partnership 53,640       45,700
                                                         -------      -------

Shareholders' equity:
  Common shares, $0.01 par value, 100,000,000 shares
  authorized,  19,286,429 and 15,183,306 shares issued
  and outstanding at September 30, 1996 and December 31,
  1995, respectively .................................       193          152
  Additional paid-in capital .........................   324,577      255,228
  Accumulated earnings (deficit) .....................   (40,831)     (53,070)
                                                         -------      -------
     Total shareholders' equity ......................   283,939      202,310
                                                         -------      -------
    Total liabilities and shareholders' equity ....... $ 745,774    $ 562,827
                                                         =======      =======

    The accompanying  notes are an integral part of these balance sheets.

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  For the Three Months
                                                  Ended September 30,
                                                  -------------------
                                                    1996        1995
                                                  -------     -------

Rental revenues  ...........................    $ 28,315    $ 18,583
Other property revenues .....................      1,543         912
                                                --------    --------
     Total property revenues ................     29,858      19,495

Property management - third party ...........        966       1,068
Olympic revenues, net .......................        670           0
Other .......................................        274         570
                                                --------    --------
     Total revenues .........................     31,768      21,133
                                                --------    --------

Property operating and maintenance (exclusive
     of items shown separately below) .......     10,795       7,489
Depreciation and amortization ...............      5,076       3,186
Amortization of deferred financing costs ....        327         307
Property management - owned (Note 4) ........        732         559
Property management - third party (Note 4) ..        681         763
General and administrative ..................        842         627
Interest ....................................      6,304       3,847
Credit enhancement fees .....................        136         166
                                                --------    --------
     Total expenses .........................     24,893      16,944
                                                --------    --------

     Income before equity in income of
     joint ventures and interest income .....      6,875       4,189
Equity in income of joint ventures ..........         56          14
Interest income .............................         74         103
                                                --------    --------

     Income before minority interest ........      7,005       4,306

     Minority interest of unitholders in
     Operating Partnership ..................     (1,215)     (1,000)
                                                --------    --------

Net income ..................................   $  5,790    $  3,306
                                                ========    ========

Weighted average number of shares outstanding     16,439      10,579
                                                ========    ========

Per Share Information (Note 6):
Net income ..................................   $   0.35    $   0.31
                                                ========    ========





The accompanying notes are an integral part of these statements.

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         For the Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                          1996        1995
                                                        --------    --------

Rental revenues .....................................   $ 75,773    $ 51,740
Other property revenues .............................      3,873       2,355
                                                        --------    --------
     Total property revenues ........................     79,646      54,095

Property management - third party ...................      2,931       3,260
Olympic revenues, net ...............................        900           0
Other ...............................................        876       1,254
                                                        --------    --------
     Total revenues .................................     84,353      58,609
                                                        --------    --------

Property operating and maintenance (exclusive
     of items shown separately below) ...............     28,108      20,372
Depreciation and amortization .......................     13,372       8,796
Amortization of deferred financing costs ............        994         709
Property management - owned (Note 4) ................      2,074       1,496
Property management - third party (Note 4) ..........      2,169       2,317
General and administrative ..........................      2,419       2,122
Interest ............................................     15,295       9,780
Credit enhancement fees .............................        439         545
                                                        --------    --------
     Total expenses .................................     64,870      46,137
                                                        --------    --------

     Income before equity in income
     of joint ventures and interest income ..........     19,483      12,472
Equity in income of joint ventures ..................        164          67
Interest income .....................................        233         268
                                                        --------    --------

     Income before minority interest and
     and extraordinary loss, net ....................     19,880      12,807

     Minority interest of unitholders in
     Operating Partnership ..........................     (3,458)     (2,975)
                                                        --------    --------

Income before extraordinary loss, net ...............     16,422       9,832

Extraordinary loss, net of minority interest (Note 5)       (520)          0
                                                        --------    --------

Net income ..........................................   $ 15,902    $  9,832
                                                        ========    ========

Weighted average number of shares outstanding .......     15,944      10,577
                                                        ========    ========

Per Share Information (Note 6):
Income before extraordinary loss, net ...............   $   1.03    $   0.93
                                                        ========    ========

Net income ..........................................   $   1.00    $   0.93
                                                        ========    ========

The accompanying notes are an integral part of these statements.

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        For the Nine Months
                                                        Ended September 30,
                                                        ------------------
                                                         1996         1995
                                                        ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income ..........................................    $  15,902    $   9,832
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ....................       14,366        9,505
   Equity in income of joint ventures ...............         (164)         (67)
   Minority interest of unitholders in Operating
          Partnership                                        3,458        2,975
   Extraordinary loss, net of minority interest .....          520            0
   Change in operating assets and liabilities:
     Restricted cash ................................       (1,518)        (548)
     Other assets ...................................         (595)        (928)
     Other liabilities ..............................        5,108         (568)
                                                            ------       -------
          Net cash provided by operating activities .       37,077       20,201
                                                            ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase and construction of real estate assets .....     (173,228)    (116,524)
Long-term land lease payment ........................       (1,500)           0
Net proceeds from sale of real estate assets ........        3,968            0
Distributions received from joint ventures ..........          254          234
                                                           -------     --------
     Net cash used in investing activities ..........     (170,506)    (116,290)
                                                           -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from 879,068 share offering, net of
     issuance costs .................................       20,630            0
Proceeds from 1,725,000 share offering, net of
     issuance costs .................................       38,600            0
Proceeds from 1,435,000 share offering, net of
     issuance costs..................................       34,254            0
Proceeds from the exercise of share options .........          787            0
Share Builder Plan contributions ....................           20           86
Payments of filing costs for Share Builder Plan .....            0         (100)
Payments of deferred financing costs ................       (1,278)      (1,436)
Notes payable proceeds ..............................      206,143      154,954
Notes payable repayments ............................     (117,529)     (36,168)
Principal escrow deposits ...........................         (576)        (489)
Dividends paid ($1.44 and $1.35 per share, respectively)   (22,739)     (14,276)
Distributions paid ($1.44 and $1.35 per Unit, respectively) (4,767)      (4,319)
                                                           -------      -------
     Net cash provided by financing activities ......      153,545       98,252
                                                           -------      -------

Net change in cash and cash equivalents .............       20,116        2,163
Cash and cash equivalents, beginning of period ......        8,529        4,056
                                                           -------      -------
Cash and cash equivalents, end of period ............     $ 28,645    $   6,219
                                                           =======      =======


Supplemental disclosure of cash flow information:
     Cash paid for interest .........................    $  17,970    $  15,544
     Interest capitalized ...........................        3,387        5,767
                                                           -------      -------
     Cash paid for interest, net of amounts
     capitalized ....................................    $  14,583    $   9,777
                                                           =======      =======




The accompanying notes are an integral part of these statements.

GABLES RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY
---------------------------------------------

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

The Company currently engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Through its ownership of Gables GP, Inc. ("GGPI"), a Texas corporation and wholly-owned subsidiary of the Company that is the sole general partner of the Operating Partnership, and its ownership of a direct limited partnership interest in the Operating Partnership, the Company was an 84.5% economic owner of the Operating Partnership at September 30, 1996 (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The Company has had certain equity transactions subsequent to the IPO that have resulted in changes in its ownership interest in the Operating Partnership, which was 76.0% at the completion of the IPO (Note 2). The Company's third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company"). The Management
Companies also provide management services to the communities owned by the Company.

As of September 30, 1996, Gables owned 46 completed multifamily apartment communities comprising 14,581 apartment homes, of which 30 were developed and 16 were acquired by the Company, and an indirect 25% general partner interest in two apartment communities developed by the Company comprising 663 apartment homes. Two of these completed communities were in the lease-up stage as of September 30, 1996. The Company owns five multifamily apartment communities, expected to comprise 1,362 apartment homes, that are currently under development. As of September 30, 1996, Gables owned parcels of land for the future development of four apartment communities expected to comprise 978 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land for the future development of seven apartment communities estimated to comprise approximately 2,000 apartment homes.

Pursuant to the Company's Amended and Restated Declaration of Trust, Gables is authorized to issue 100,000,000 common shares, 10,000,000 preferred shares, and 51,000,000 excess shares, all of which have a par value of $0.01 per share. To date, no preferred or excess shares have been issued.

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

2.  OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS
--  ------------------------------------------------------

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

On October 31, 1995,  Gables  completed a public  offering of  4,600,000  common shares (including 600,000 shares as a result of the exercise of an over-allotment option by the underwriters) pursuant to the $200 million shelf registration statement at a price to the public of $21.875 per share. The net proceeds of the offering were approximately $94 million and were utilized to retire approximately $67 million of variable-rate construction loan indebtedness and to pay down approximately $27 million of outstanding indebtedness under the Original Credit Facility.

On December 5, 1995, the Company acquired a parcel of land financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units"). Such land acquisition was for the development of an apartment community expected to comprise 315 apartment homes.

On March 25, 1996, Gables completed a direct placement of an aggregate of 879,068 common shares to six institutional investors pursuant to the $200 million shelf registration statement at a price of $23.95 per share. The net proceeds of the offering were approximately $20.6 million and were utilized (i) to reduce outstanding indebtedness under the Original Credit Facility that was drawn during 1996 primarily to fund costs associated with the Company's development activities and (ii) for general working capital purposes.

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

On September 17, 1996, Gables completed an offering of 1,725,000 common shares (including 225,000 as a result of the exercise of an over-allotment option by the underwriters) pursuant to the $200 million shelf registration statement at a price to the public of $23.625 per share. On September 27, 1996, Gables completed a direct placement of 1,435,000 shares to an institutional investor pursuant to the $200 million shelf registration statement at a price of $24.375 per share. The net proceeds of these offerings totaled approximately $72.9 million and were used to (i) reduce outstanding indebtedness under the New Credit Facility (as defined below) that was drawn to fund costs associated with the Company's development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

During October, 1996, the Company filed a shelf registration statement covering the registration of up to $300 million of debt securities, common shares, preferred shares and warrants or other rights to purchase common shares or preferred shares to replace its exhausted $200 million shelf registration statement.

3.  BASIS OF PRESENTATION
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

All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Gables Residential Trust have been adjusted for the minority interest of unitholders in the Operating
Partnership. Because Units, if presented for redemption, are likely to be exchanged for the common shares of the Company on a one-for-one basis, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of common shares and Units outstanding during the applicable period.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated and combined financial statements of Gables Residential Trust and Gables Residential Group and notes thereto, included in the Gables Residential Trust Form 10-K for the year ended December 31, 1995.

4.  PROPERTY MANAGEMENT EXPENSES
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

5.  EXTRAORDINARY LOSS, NET
--  -----------------------

Extraordinary loss, net of $520 for the nine months ended September 30, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

6. PER SHARE INFORMATION
------------------------

Quarterly per share information has been computed based upon the weighted average number of shares outstanding during the relevant period. The impact of outstanding share options was not dilutive during these periods.

7.  REAL ESTATE ASSETS
--  ------------------

Real estate assets, before accumulated depreciation, are as follows:

                                 September 30, 1996            December 31, 1995
                                 Basis        Units            Basis       Units
                                 -----        -----            -----       -----
Completed properties            $705,978      14,581         $489,404     11,283
Properties under development      51,976       1,362           96,015      1,983
Land held for future development   5,213         978            5,814        865
                                   -----         ---            -----        ---
              Total (a)         $763,167      16,921         $591,233     14,131
                                ========      ======         ========     ======

(a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii) costs of approximately $3,700 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1995 to September 30, 1996 consisted of the following:

Balance at December 31, 1995                                          $ 591,233
Acquisitions, including renovation expenditures                         128,156
Sale of real estate assets                                               (4,826)
Development costs incurred                                               42,731
Acquisition of land held for future development                           3,065
Capital expenditures for operating properties                             2,808
                                                                          -----
Balance at September 30, 1996                                         $ 763,167
                                                                      =========

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

8.  DECLARATION OF DIVIDEND
--  -----------------------

On August 20, 1996, the Operating Partnership committed to distribute $0.49 per Unit with respect to the period July 1, 1996 through September 30, 1996 to unitholders of record on September 30, 1996. As a result, the Company simultaneously declared a dividend payable to shareholders of record on September 30, 1996 and accrued a dividend payable as of September 30, 1996 of $0.49 per common share or $9,450. The remaining distribution from the Operating Partnership in the amount of $1,696 was accrued to minority interest unitholders in the Operating Partnership. The total distribution of $11,146 was paid on October 15, 1996.

9.  RECENT ACCOUNTING PRONOUNCEMENT
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

OVERVIEW
--------

Gables is a self-administered and self-managed real estate investment trust ("REIT") focused within the multifamily industry in the Southeastern and Southwestern United States. Gables' operating performance relies predominantly on net operating income from its stabilized apartment communities. The net operating income of Gables is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its cost of equity or debt capital.

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

As a  result  of  the  aforementioned  generally  favorable  market  conditions, management has been successful in growing the income of the stabilized properties as well as growing earnings via a combination of new development and acquisition. Management's extensive experience in new development (including site selection, zoning, construction and lease-up) and in-depth local presence affords Gables the opportunity to acquire land and develop new Class A multifamily communities. In select markets and in certain real estate cycles, management believes better returns can be generated from new development than from acquisitions of comparable properties. During other real estate cycles or in select markets, management will pursue the acquisition of existing apartment communities, specifically when the returns on investment and the potential for growth in net operating income are attractive. Additionally, Gables has been able to acquire distressed or under-managed apartment communities which, through strategic renovation and repositioning, have generally resulted in superior returns when compared to traditional acquisitions and new developments. Management believes Gables' ability to compete with other companies is significantly enhanced by its in-depth local presence and the strength of its management, development, acquisition, and construction personnel. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects. The Company maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to avoid a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report.

FORMATION OF GABLES AND INITIAL PUBLIC OFFERING
-----------------------------------------------

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

OFFERINGS AND ISSUANCES  OF OPERATING PARTNERSHIP UNITS
-------------------------------------------------------

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

On September 17, 1996, Gables completed an offering of 1,725,000 common shares (including 225,000 as a result of the exercise of an over-allotment option by the underwriters) pursuant to the $200 million shelf registration statement at a price to the public of $23.625 per share. On September 27, 1996, Gables completed a direct placement of 1,435,000 shares to an institutional investor pursuant to the $200 million shelf registration statement at a price of $24.375 per share. The net proceeds of these offerings totaled approximately $72.9 million and were used to (i) reduce outstanding indebtedness under the New Credit Facility that was drawn to fund costs associated with the Company's development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD").

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction.

The operating performance for all of the Company's apartment communities combined for the three months ended September 30, 1996 and 1995 is summarized as follows:


                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,

                                                                                   ---------   ----------   ----------   ---------
                                                                                      1996        1995       $ Change    % Change
                                                                                   ---------   ----------   ----------   ---------
RENTAL AND OTHER REVENUE:
-------------------------
Fully stabilized communities (1) ..................................................$ 17,388     $ 16,893    $    495        2.9%
Communities stabilized during the 1996 Period, but not during the 1995 Period (2)..   6,811        2,095       4,716      225.1%
Development and lease-up communities (3) ..........................................   1,450          282       1,168      414.2%
Acquired communities (4) ..........................................................   4,209            0       4,209        --
Sold communities (5) ..............................................................       0          225        (225)    (100.0%)
                                                                                   --------     --------    --------     -------
Total property revenues ...........................................................$ 29,858     $ 19,495    $ 10,363       53.2%
                                                                                   --------     --------    --------     -------

PROPERTY  OPERATING  AND  MAINTENANCE  EXPENSE  (EXCLUSIVE OF  DEPRECIATION  AND
AMORTIZATION):
--------------
Fully stabilized communities (1) ..................................................$  6,545     $  6,497    $     48        0.7%
Communities stabilized during the 1996 Period, but not during the 1995 Period (2)..   2,139          748       1,391      186.0%
Development and lease-up communities (3) ..........................................     610          134         476      355.2%
Acquired communities (4) ..........................................................   1,501            0       1,501        --
Sold communities (5) ..............................................................       0          110        (110)    (100.0%)
                                                                                   --------     --------     -------    -------
Total specified expenses ..........................................................$ 10,795     $  7,489    $  3,306       44.1%
                                                                                   --------     --------    --------    -------

Revenues in excess of specified expenses ..........................................$ 19,063     $ 12,006    $  7,057       58.8%
                                                                                   --------     --------    --------    -------
Revenues in excess of specified expenses as a percentage of total property revenues    63.8%        61.6%       --          2.2%
                                                                                   ========     ========    ========    =======


(1) Communities which were owned and fully stabilized throughout both the 1996 Period and 1995 Period.
(2) Communities  which were owned and fully  stabilized
during all of the 1996 Period, but were not owned and fully stabilized during all of the 1995 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1996 Period.
(4) Communities  which were acquired during the 1996 Period  comprising:  (a) Pin
Oak  Green  and  Pin  Oak  Park,  two  communities   acquired  April  23,  1996,
collectively comprising 1,059 apartment homes, (b) Gables River Oaks, a community acquired May 29, 1996, comprising 228 apartment homes, (c) Gables Stonebridge, a community acquired July 26, 1996, comprising 500 apartment homes and (d) Gables Turtle Creek, a community acquired August 22, 1996, comprising 150 apartment homes.
(5) Vinings at Central community comprising 132 apartment homes, which was sold on April 10, 1996.


Total property revenues increased $10,363, or 53.2%, from $19,495 to $29,858 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Fully stabilized communities ("same store"):

                                                                                 Percent
                                                                Increase         Increase
                                        Number of             (Decrease)in    (Decrease) in   Occupancy       Increase
                                        Apartment  Percent   Total Property   Total Property  During the    (Decrease)in
Market                                    Homes    of Total     Revenues         Revenues    1996 Period      Occupancy
------                                    -----    --------     --------         --------    -----------      ---------

Atlanta.................................   3,289      35%        $   275           4.7%         95.3%           0.6%
Austin .................................     276       3%             (3)         (0.5%)        91.9%          (0.3%)
Dallas .................................     855       9%             28           2.0%         94.5%          (1.3%)
Houston ................................   3,512      38%            133           2.1%         96.2%           1.0%
Memphis ................................     464       5%             33           4.2%         94.4%          (0.9%)
Nashville ..............................     912      10%             29           1.7%         95.8%          (1.3%)
                                         -------  -------        -------        -------       -------         -------
                                           9,308     100%       $    495           2.9%         95.5%           0.3%
                                         =======  =======        =======        =======       =======         =======


Communities stabilized during the 1996 Period but not during the 1995 Period:

                                       Increase
             Number of                 In Total     Occupancy
             Apartment    Percent      Property     During the
 Market        Homes      of Total     Revenues    1996 Period
 ------        -----      --------     --------    -----------
 Atlanta      1,051         38%       $1,510          95.7%
 Austin         256          9%          754          97.4%
 Dallas         422         15%          783          94.9%
 Houston        246          9%          293          95.5%
 Nashville      254          9%          650          97.1%
 San Antonio    544         20%          726          91.3%
            -------     -------      -------        -------
              2,773       100%       $ 4,716          95.1%
            =======     =======      =======        =======

Development and lease-up communities:
                                   Increase
             Number of             In Total      Occupancy
             Apartment  Percent    Property      During the
Market         Homes    of Total   Revenues     1996 Period
------         -----    --------   --------     -----------

Alanta          263      25%      $   598          70.3%
Dallas          300      29%          358          54.3%
Memphis         490      46%          212          21.0%
            -------  -------      -------        -------
              1,053     100%      $ 1,168          43.8%
            =======  =======      =======        =======

Property management revenues decreased $102, or 9.6%, from $1,068 to $966 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

Olympic revenues, net of $670 for the 1996 Period represent non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta.

Other revenues decreased $296, or 51.9%, from $570 to $274 due primarily to decreased development and construction fees related to services provided by Gables to third parties.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $3,306, or 44.1%, from $7,489 to $10,795 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 0.7%. The same store increase in operating expenses represents inflationary increases in expenses, offset in part by reduced health and workers compensation insurance expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $1,890, or 59.3%, from $3,186 to $5,076 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $91, or 6.9%, from $1,322 to $1,413 due primarily to increased personnel and administrative costs associated with an increase in the total number of units managed, annual increases in compensation and certain other costs. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $215, or 34.3%, from $627 to $842 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996.

Interest expense increased $2,457, or 63.9%, from $3,847 to $6,304 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Net income increased $2,484, or 75.1%, from $3,306 to $5,790 primarily due to the reasons discussed above.

COMPARISON OF OPERATING RESULTS OF THE COMPANY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD").

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction.

The operating performance for all of the Company's apartment communities combined for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                      -------      -------     -------     ------
                                                                                                                   $         %
                                                                                        1996         1995       CHANGE     CHANGE

                                                                                      -------      -------     -------     ------

RENTAL AND OTHER REVENUE:
Fully stabilized communities (1)..................................................... $ 51,449     $49,745    $  1,704         3.4%
Communities stabilized during the 1996 Period, but not during the 1995 Period (2)....    4,890       1,093       3,797       347.4%
Development and lease-up communities (3) ............................................   16,736       2,593      14,143       545.4%
Acquired communities (4) ............................................................    6,353           0       6,353         --
Sold communities (5) ................................................................      218         664        (446)      (67.2%)
                                                                                       -------     -------     -------      -------
Total property revenues ............................................................  $ 79,646     $54,095    $ 25,551       47.2%
                                                                                       -------     -------     -------      -------

PROPERTY  OPERATING  AND  MAINTENANCE  EXPENSE  (EXCLUSIVE OF  DEPRECIATION  AND
AMORTIZATION):
Fully stabilized communities (1) ...................................................  $ 18,900     $18,727    $    173         0.9%
Communities stabilized during the 1996 Period, but not during the 1995 Period (2)...     1,456         408       1,048       256.9%
Development and lease-up communities (3) ...........................................     5,373         905       4,468       493.7%
Acquired communities (4) ...........................................................     2,251           0       2,251         --
Sold communities (5) ...............................................................       128         332        (204)      (61.4%)
                                                                                       -------     -------     -------     -------
Total specified expenses ...........................................................  $ 28,108     $20,372    $  7,736        38.0%
                                                                                       -------     -------     -------     -------

Revenues in excess of specified expenses ...........................................  $ 51,538     $33,723    $ 17,815        52.8%
                                                                                       =======     =======     =======     =======

Revenues in excess of specified expenses as a percentage of total  property revenues     64.7%       62.3%       --          2.4%
                                                                                       =======     =======     =======     =======

(1) Communities which were owned and fully stabilized throughout both the 1996 Period and 1995 Period.
(2) Communities  which were owned and fully  stabilized
during all of the 1996 Period, but were not owned and fully stabilized during all of the 1995 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1996 Period.
(4) Communities which were acquired during the 1996 Period comprising: (a) Pin Oak Green and Pin Oak Park, two communities acquired April 23, 1996, collectively comprising 1,059 apartment homes, (b) Gables River Oaks, a community acquired May 29, 1996, comprising 228 apartment homes, (c) Gables Stonebridge, a community acquired July 26, 1996, comprising 500 apartment homes and (d) Gables Turtle Creek, a community acquired August 22, 1996, comprising 150 apartment homes.
(5) Vinings at Central community comprising 132 apartment homes, which was sold on April 10, 1996.

Total property revenues increased $25,551, or 47.2%, from $54,095 to $79,646 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Fully stabilized communities ("same store"):

                                   Increase     Percent
                                 (Decrease)in   Increase
           Number of                Total    (Decrease)in    Occupancy      Increase
           Apartment  Percent      Property  Total Property   During the (Decrease)in
Market       Homes    of Total     Revenues     Revenues     1996 Period   Occupancy
------       -----    --------     --------     --------     -----------  ----------

Atlanta      3,289       35%      $   919        5.3%          94.7%           0.1%
Austin         276        3%          (16)      (0.9%)         92.0%          (0.9%)
Dallas         855        9%          110        2.6%          93.2%          (1.3%)
Houston      3,512       38%          360        1.9%          95.1%           0.7%
Memphis        464        5%          134        5.8%          96.2%           2.8%
Nashville      912       10%          197        4.1%          95.9%           0.7%
           -------   -------      -------    -------         -------        -------
             9,308      100%      $ 1,704        3.4%          94.8%           0.4%
           =======   =======      =======    =======         =======        =======


Communities stabilized during the 1996 Period but not during the 1995 Period:

              Number of                      Increase          Occupancy
              Apartment      Percent         In Total         During the
Market          Homes       of Total    Property Revenues     1996 Period
------          -----       --------    -----------------     -----------
Atlanta          356            60%              $2,138           96.3%
Dallas           234            40%               1,659           95.5%
             -------       --------             -------         -------
                 590           100%              $3,797           95.9%
             =======       ========             =======         =======

Development and lease-up communities:

            Number of                    Increase         Occupancy
            Apartment     Percent        In Total         During the
Market        Homes       of Total  Property Revenues    1996 Period
------        -----       --------  -----------------    -----------

Atlanta         958             30%             $4,886         82.7%
Austin          256              8%              2,036         86.7%
Dallas          488             15%              1,619         45.8%
Houston         246              7%              1,182         87.7%
Memphis         490             15%                260         12.1%
Nashville       254              8%              1,597         78.9%
San Antonio     544             17%              2,563         82.9%
                ---             ---              -----         -----
              3,236            100%            $14,143         76.6%
              =====            ====            =======         =====

Property management revenues decreased $329, or 10.1%, from $3,260 to $2,931 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

Olympic revenues, net of $900 for the 1996 Period represent non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta.

Other revenues decreased $378, or 30.1%, from $1,254 to $876 due primarily to decreased development and construction services provided by Gables to third parties.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $7,736, or 38.0%, from $20,372 to $28,108 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 0.9%. The same store increase in operating expenses represents inflationary increases in expenses, offset in part by reduced health and workers compensation insurance expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $4,576, or 52.0%, from $8,796 to $13,372 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $430, or 11.3%, from $3,813 to $4,243 due primarily to increased personnel and administrative costs associated with an increase in the total number of units managed, annual increases in compensation and certain other costs. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $297, or 14.0%, from $2,122 to $2,419 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996, offset in part by certain non-recurring costs incurred during the 1995 Period that were not incurred during the 1996 Period.

Interest expense increased $5,515, or 56.4%, from $9,780 to $15,295 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Extraordinary loss, net of $520 for the nine months ended September 30, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

Net income increased $6,070, or 61.7%, from $9,832 to $15,902 primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Gables' net cash provided by operating activities increased from $20,201 for the nine months ended September 30, 1995 to $37,077 for the nine months ended September 30, 1996, due to (i) an increase of $11,837 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership and net extraordinary losses and (ii) the change in other assets between periods of $333 and the change in other liabilities between periods of $5,676, offset in part by the change in restricted cash between periods of $970.

Gables net cash used in investing activities increased from $116,290 for the nine months ended September 30, 1995 to $170,506 for the nine months ended September 30, 1996 primarily due to the second quarter acquisitions of three apartment communities named Pin Oak Green, Pin Oak Park, and Gables River Oaks, comprising 1,287 apartment homes in total ($86.7 million) and the third quarter acquisitions of two apartment communities named Gables Stonebridge and Gables Turtle Creek, comprising 650 apartment homes in total ($33.5 million), partially offset by the January, 1995 acquisition of Gables over Peachtree ($11 million) and decreased development activities in 1996 when compared to 1995. During the nine months ended September 30, 1996, Gables expended approximately $120.2 million for the acquisition of five apartment communities toaling 1,937 apartment homes, approximately $2.3 million in renovation expenditures related primarily to Gables over Peachtree, approximately $44.8 million related to other development expenditures, approximately $3.1 million for the acquisition of two land parcels for future development, and approximately $2.8 million related to capital expenditures for operating apartment communities.

Gables' net cash provided by financing activities increased from $98,252 for the nine months ended September 30, 1995 to $153,545 for the nine months ended September 30, 1996, due primarily to increased acquisition cash needs. During the nine months ended September 30, 1996, Gables had net proceeds of $20.6 million from the March, 1996 sale of 879,068 common shares, net proceeds totaling $72.9 million from the September, 1996 sales of 3,160,000 common shares, and net borrowings of $88.6 million which were used primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of the fourth quarter 1995, first quarter 1996, and second quarter 1996 dividends and distributions totaling approximately $27.5 million and the payment of deferred financing costs totaling approximately $1.3 million related primarily to the closing of the New Credit Facility.

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

As of September 30, 1996, Gables had total indebtedness of $374,873, and cash and cash equivalents of $28,645. Gables' indebtedness includes $206,873 in conventional mortgage notes payable secured by individual properties, $112,200 in tax-exempt bond indebtedness and $55,800 in borrowings outstanding under the New Credit Facility. Gables' indebtedness has an average of 7.9 years to maturity at September 30, 1996. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at September 30, 1996:

                               1996                 $0
                               1997              9,514
                               1998                  0
                               1999            100,730
                               2000                  0

The debt maturities in 1997 of $9,514 relate to a conventional mortgage note payable that matures August 31, 1997. Gables expects to refinance or retire such note payable on or prior to maturity. The debt maturities in 1999, totaling $100,730, consist of New Credit Facility borrowings of $55,800 and $44,930 of four variable-rate notes payables securing tax-exempt bonds. These tax-exempt bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 1999. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024. Gables expects to be able to remarket such bonds on or prior to March, 1999.

Gables' dividends through the third quarter of 1996 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

On March 25, 1996, the Company completed a direct placement of an aggregate of 879,068 common shares to six institutional investors pursuant to its $200 million shelf registration statement at a price of $23.95 per share. The net proceeds of the offering were approximately $20.6 million and were utilized (i) to reduce outstanding indebtedness under the Original Credit Facility that was drawn during 1996 primarily to fund costs associated with the Company's development activities and (ii) for general working capital purposes.

On April 23, 1996, the Company acquired two adjoining apartment communities located in Houston, Texas (Pin Oak Green and Pin Oak Park) that comprise 1,059 apartment homes. The acquisition costs totaling $65.6 million were funded primarily through borrowings under the New Credit Facility.

On April 10, 1996, Gables sold one asset (Vinings at Central, comprising 132 apartment homes) and may plan to sell additional assets during 1996 which, in management's evaluation, may no longer meet the Company's investment requirements. The net proceeds from the sale of Vinings at Central of $4.0 million approximated the Company's carrying value of the asset and were utilized to fund a portion of the costs of the April 23, 1996 acquisition discussed previously.

On May 29, 1996, the Company acquired an apartment community located in Houston, Texas (Gables River Oaks) comprised of 228 apartment homes. The acquisition costs totaling $21.1 million were funded primarily through borrowings under the New Credit Facility.

On July 26, 1996, the Company acquired an apartment community located in Memphis, Tennessee (Gables Stonebridge) comprised of 500 apartment homes. The acquisition costs totaling $26.0 million were funded primarily through the assumption of a $19.8 million mortgage note payable and the issuance of 243,787 Units.

On August 22, 1996, the Company acquired an apartment community located in Dallas, Texas (Gables Turtle Creek) comprised of 150 apartment homes. The acquisition costs totaling $13.2 million were funded primarily through borrowings under the New Credit Facility.

On September 17, 1996, Gables completed an offering of 1,725,000 common shares (including 225,000 as a result of the exercise of an over-allotment option by the underwriters) pursuant to its $200 million shelf registration statement at a price to the public of $23.625 per share. On September 27, 1996, Gables completed a direct placement of 1,435,000 common shares to an institutional investor pursuant to its $200 million shelf registration statement at a price of $24.375 per share. The net proceeds of these offerings totaled approximately $72.9 million and were used to (i) reduce outstanding indebtedness under the New Credit Facility that was drawn to fund costs associated with the Company's development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

On October 1, 1996, the Company made an investment in an apartment community located in Dallas, Texas (the Villas of CityPlace) comprised of 232 apartment homes. The $21.4 million investment was funded from cash on hand at September 30, 1996 which was obtained primarily through borrowings under the New Credit Facility.

The Company has received an offer for the acquisition of one of its communities comprising 486 apartment homes. The offer is contingent upon, among various items, acceptance of the results of due diligence and satisfactory defeasance of the tax-exempt indebtedness currently encumbering the community. No assurance can be given that this transaction will be consummated.

Gables has met and expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations. Gables' net cash provided by operations has been adequate and Gables believes that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. Gables anticipates construction and development activities and land purchases will be funded primarily through borrowings under the New Credit Facility.

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

CREDIT FACILITY
---------------

In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility")which had an initial maturity of January, 1997. Borrowings under the Original Credit Facility were recourse to the Company and bore interest at LIBOR plus 1.90% (reduced from 2.25% in December, 1994) or, at the Company's option, the prime rate plus 0.50%. Additionally, fees associated with letters of credit issued thereunder for the Company's tax-exempt variable-rate bonds were 1.25% per annum (reduced from 1.50% in July, 1995).

In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "Credit Facility") that replaced the Original Credit Facility. The New Credit Facility has an initial term of three years and three one-year extension options. Borrowings bear interest initially at LIBOR plus 1.65% and letter of credit fees for the Company's tax-exempt variable-rate bonds are 1.00% per annum. Under the New Credit Facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the New Credit Facility is limited to the lesser of the total Credit Facility commitment or the borrowing base. The borrowing base available under the Credit Facility is based on the designated collateral value of Gables' unsecured communities and the debt service coverage ratio of communities pledged as collateral under other recourse loans. As of September 30, 1996, the Company had approximately $45.8 million of letters of credit issued under the New Credit Facility and had approximately $55.8 million in borrowings outstanding thereunder and, therefore, had $73.4 million of remaining capacity on its $175 million facility.

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

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES
-------------------------------------------------------------

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of September 30, 1996 are summarized below:

                                Actual/                                                           Actual/      Actual/     Actual/
                               Estimated    Total                                     Actual     Estimated   Estimated    Estimated
                               Number of   Budgeted    Percent                        Quarter     Quarter     Quarter    Quarter of
                               Apartment    Cost(A)  Construction Percent Percent  Construction  of Initial Construction Stabilized
Community                        Homes    (Millions)   Complete   Leased  Occupied   Commenced   Occupancy     Ended    Occupancy(B)
---------                        -----    ----------   --------   ------  --------   ---------   ---------     -----    ---------

COMPLETED COMMUNITIES IN LEASE-UP

Atlanta, GA
-----------

Gables Over Peachtree .........     263    $ 20.4      100%        68%     65%       1 Q 1995      N/A      2 Q 1996      1 Q 1997


Dallas, TX
----------
Gables Green Oaks I ...........     300      16.5      100%        70%     64%       1 Q 1995     1 Q 1996  3 Q 1996      1 Q 1997
                                    -------------

  Totals ......................     563    $ 36.9
                                    -------------


DEVELOPMENT COMMUNITIES

Atlanta, GA
-----------
Gables at Vinings .............     315    $ 24.6       20%        --      --       2 Q 1996    1 Q 1997    4 Q 1997      4 Q 1997
Roswell Gables II .............     284      21.7       14%        --      --       2 Q 1996    1 Q 1997    4 Q 1997      4 Q 1997

Austin, TX
----------
Gables Central Park ...........     273      20.6       38%        --      --       2 Q 1996    1 Q 1997    3 Q 1997      4 Q 1997


Memphis, TN
-----------
Gables Quail Ridge ............     238      15.8       89%        41%     35%      1 Q 1995    2 Q 1996    4 Q 1996      1 Q 1997
Gables Germantown .............     252      18.1       90%        41%     33%      1 Q 1995    2 Q 1996    4 Q 1996      1 Q 1997
                                   --------------


  Totals ......................   1,362    $100.8
                                 ----------------

  Grand Totals ................   1,925    $137.7
                                 ================

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

---------------------------------
(A)Total Budgeted Cost includes all capitalized costs incurred and projected to be incurred to develop the respective community presented in accordance with generally accepted accounting principles, including land acquisition costs, construction costs, real estate taxes, interest and loan fees, permits, professional fees, allocated development overhead, and other regulatory fees.

(B) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.


STABILIZED APARTMENT COMMUNITIES
--------------------------------
Gables' portfolio of stabilized apartment communities as of September 30, 1996 is summarized below:

                                                       Scheduled Rent Per
                        Number of                    -------------------------
Community                 Homes     Occupancy         Unit      Square Foot (A)
---------                 -----     ---------        ------     ---------------

ATLANTA, GA
-----------
Briarcliff Gables          104        97%            $1,226            $0.99
Buckhead Gables            162        93%               783             1.03
Club Candlewood            486        91%               597             0.49
Dunwoody Gables            311        97%               793             0.85
Gables Cinnamon Ridge      200        97%               643             0.67
Gables Cityscape           192(B)     88%               831             1.00
Gables Wood Arbor          140        97%               664             0.73
Gables Wood Crossing       268        95%               694             0.72
Gables Wood Glen           380        98%               652             0.66
Gables Wood Knoll          312        96%               687             0.69
Lakes at Indian Creek      603        94%               560             0.61
Roswell Gables I           384        96%               831             0.77
Spalding Gables            252        96%               833             0.84
Wildwood Gables            546        99%               803             0.71
                       -------    -------           -------          -------
                         4,340        95%               720             0.71
HOUSTON, TX
-----------
Baybrook Village           776        96%               507             0.63
Cityscape                  252        97%               792             0.93
CityWalk/Waterford Square  317        98%               781             0.97
Edgewater                  292        93%               758             0.86
Gables Bradford Place      372        95%               658             0.76
Gables Bradford Pointe     360        97%               585             0.76
Gables CityPlaza           246        98%               798             0.90
Gables Meyer Park          345        97%               787             0.91
Gables Piney Point         246        96%               832             0.90
Gables Pin Oak Green       582        96%               875             0.86
Gables Pin Oak Park        477        94%               884             0.87
Gables River Oaks          228        99%             1,313             1.08
Metropolitan Uptown   (JV) 318        95%               899             0.99
Rivercrest                 140        96%               682             0.81
Westhollow Park            412        96%               526             0.58
                       -------    -------           -------          -------
                         5,363        96%               749             0.83
AUSTIN, TX
----------
Gables Great Hills         276        95%               774             0.93
Gables Town Lake           256        99%             1,024             1.10
                       -------    -------           -------          -------
                           532        97%               894             1.02
DALLAS, TX
----------
Arborstone                 536        93%               455             0.64
Gables Pearl Street        108        99%             1,206             1.11
Gables Preston             126        88%             1,021             0.93
Gables Spring Park         188        96%               902             0.86
Gables Turtle Creek        150        99%             1,123             1.12
Gables Valley Ranch        319        95%               888             0.87
                       -------    -------           -------          -------
                         1,427        95%               787             0.86
NASHVILLE, TN
-------------
Brentwood Gables           254        98%               864             1.00
Gables Hendersonville      364        98%               641             0.68
Gables Hickory Hollow  I   276        97%               630             0.67
Gables Hickory Hollow II   272        96%               624             0.69
                       -------   --------           -------          -------
                         1,166        97%               683             0.74
MEMPHIS, TN
-----------
Arbors of Harbortown(JV)   345        98%               725             0.73
Gables Cordova             464        97%               635             0.68
Gables Stonebridge         500        93%               634             0.72
                       -------    -------           -------           ------
                         1,309        95%               658             0.71
SAN ANTONIO, TX
---------------
Gables Colonnade I         312        94%               765             0.84
Gables Wall Street         232        92%               789             0.83
                       -------    -------           -------          -------
                           544        93%               775             0.84

  TOTALS                14,681        96%              $737            $0.78
                       =======    =======           =======          =======


(A) In the Atlanta and Tennessee markets, rentable area is typically measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area.

(B) This community has 14 apartment homes which the Company did not hold available for occupancy as of September 30, 1996. The occupancy rate of the 178 apartment homes available was 95% at September 30, 1996.

PORTFOLIO INDEBTEDNESS SUMMARY AND INTEREST RATE PROTECTION ARRANGEMENT SUMMARY
-------------------------------------------------------------------------------

A Summary of Gables' portfolio indebtedness and interest rate protection arrangements as of September 30, 1996 follows:

Portfolio Indebtedness Summary
------------------------------

                                       Percentage  Interest  Total    Years to
Type of Indebtedness          Balance   of Total   Rate(A)  Rate(B)   Maturity
--------------------          -------   ---------  -------  -------  ---------


Conventional fixed-rate ....  $206,873    55.2%    8.11%     8.11%      8.73
Tax-exempt fixed-rate ......    67,270    17.9%    6.56%     6.73%     13.65
                               -------  -------  -------   -------   -------
     Total fixed-rate ......  $274,143    73.1%    7.73%     7.77%      9.94
                               -------  -------  -------   -------   -------


Tax-exempt variable-rate ...  $ 44,930    12.0%    3.90%     4.90%      2.50
                               -------  -------  -------   -------   -------


Credit Facility ............  $ 55,800    14.9%    7.10%     7.10%      2.50
                               -------  -------  -------   -------   -------


Total portfolio debt (C), (D) $374,873   100.0%    7.18%     7.33%      7.94
                               =======  =======  =======   =======   =======


(A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B) Total Rate represents the Interest Rate (A)plus credit enhancement fees, as applicable.

(C) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 1996 for purposes of interest capitalization were $43,484.

(D) Excludes $16.4 million of tax-exempt bonds and $16.5 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION ARRANGEMENT SUMMARY
--------------------------------------------

                                   Notional   Strike   Effective Termination
Description of Arrangement          Amount   Price (E)   Date        Date
--------------------------          ------   ---------   ----        ----

LIBOR, 30-day - "Rate Cap" .....   $44,530    6.25%    01/27/94    01/30/99

LIBOR, 30-day - "Rate Swap" ....   $44,530    5.35%    08/30/96    08/30/99 (F)

LIBOR, 30-day - "Rate Cap" .....   $35,470    5.13%    01/27/94    01/30/97

LIBOR, 30-day - "Rate Cap" .....   $50,000    6.45%    01/30/97    12/31/97


(E)  The 30-day LIBOR rate in effect at September 30, 1996 was 5.44%.

(F) This arrangement is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

ROLLFORWARD OF PORTFOLIO INDEBTEDNESS
-------------------------------------

A rollforward of Gables' portfolio indebtedness from December 31, 1995 to September 30, 1996 by category follows:


                                   Balance at                             Balance at
                                    12-31-95      Advances     Repayments  9-30-96
                                    --------      --------     ---------- ---------

Conventional fixed-rate             $173,944     $33,243(A) $    314      $206,873
Tax-exempt fixed-rate                 67,385           0         115        67,270
                                    --------     -------     -------      --------
     Total fixed-rate               $241,329    $ 33,243    $    429      $274,143
                                    --------    --------    --------      --------

Tax-exempt variable-rate            $ 44,930    $      0    $      0      $ 44,930
                                    --------    --------    --------      --------
                                                                    (A),
Credit Facility                     $      0    $172,900    $117,100(B)   $ 55,800
                                    --------    --------    --------      --------

     Total portfolio debt           $286,259    $206,143    $117,529      $374,873
                                    ========    ========    ========      ========

(A) During June, 1996, the Company closed on a $13.5 million mortgage note payable; the proceeds of this financing were used to paydown outstanding borrowings under the Credit Facility. During July, 1996, the Company acquired an apartment community located in Memphis, Tennessee and assumed a $19.8 million mortgage note payable in connection with that acquisition.

(B) During March, 1996, the Company completed a direct placement of 879,068 common shares which generated approximately $20.6 million in net proceeds. During September, 1996, the Company completed two equity offerings for a total of 3,160,000 common shares which generated approximately $72.9 million in net proceeds. The net proceeds from these transactions were used to paydown outstanding borrowings under the Credit Facility.


--------------------------------------------------------------------------------
BOOK VALUE OF ASSETS AND EQUITY
--------------------------------------------------------------------------------
The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and equity. The understatement of basis related to this difference in organizational structure is $119,582, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total equity plus minority interest as of September 30, 1996 would be $882,749, $865,356, and $457,161, respectively, if such $119,582 value was reflected.

INFLATION
---------

Substantially all of the leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to Gables of the adverse effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

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

OTHER
-----

In October, 1996, Perry M. Parrott, Jr., a senior vice president of Gables, tendered his resignation from the Company and the Board of Trustees.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements. Certain factors that might cause such a difference include, but are not limited to, the following: development opportunities may be abandoned; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and rents may be adversely affected by local economic and market conditions; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

SUPPLEMENTAL  DISCUSSION  -
FUNDS  FROM  OPERATIONS  AND  ADJUSTED  FUNDS  FROM OPERATIONS
--------------------------------------------------------------

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. FFO was previously defined as net income before minority interest and extraordinary items plus certain non-cash items, primarily depreciation and amortization (the "old definition"). In early 1995, the National Association of Real Estate Investment Trusts adopted a White Paper recommending certain changes to the calculation of FFO. FFO, as revised, is defined as net income before minority interest and extraordinary items, plus real estate depreciation (the "revised definition"). Adjusted funds from operations ("AFFO") is defined as FFO under the revised defined less capital expenditures funded by operations. FFO and AFFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows.

RECONCILIATION OF FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS
--------------------------------------------------------------------------

A reconciliation of funds from operations (using the revised definition) and adjusted funds from operations follows:

                                                       For the three months ended         For the nine months ended
                                                              September 30                       September 30
                                                    ------------------------------      ------------------------------
                                                       1996              1995              1996               1995
                                                    -----------        -----------      ------------       -----------
RECONCILIATIONS:
Income before minority interest and extraordinary
  loss, net .....................................    $ 7,005            $ 4,306            $19,880          $12,807

Real estate asset depreciation:
   Wholly-owned real estate assets ..............      4,976              3,109             13,071            8,549
   Joint venture real estate assets .............         55                 62                163              142
                                                     -------            -------            -------          -------
          Total .................................      5,031              3,171             13,234            8,691
                                                     -------            -------            -------          -------

Funds from operations (revised definition)  (A) .    $12,036            $ 7,477            $33,114          $21,498
                                                     -------            -------            -------          -------

Capital expenditures for operating apartments:
  Carpet ........................................        359                249                867              713
  Roofing .......................................         69                  0                184               21
  Exterior painting .............................         25                 22                111               65
  Appliances ....................................         34                 31                 84               96
  Other additions/improvements ..................        508                286              1,562            1,232
                                                     -------             -------            ------          -------
    Total .......................................        995                588              2,808            2,127
                                                     -------            -------             ------          -------

Adjusted funds from operations ..................    $11,041            $ 6,889            $30,306          $19,371
                                                     =======            =======            =======          =======



(A) Funds from operations (revised definition) is calculated in accordance with the White Paper that was adopted by the National Association of Real Estate Investment Trusts in the first quarter of 1995.

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings
-------   -----------------

     None

Item 2:   Changes in Securities
-------   ---------------------

          In response to a change in Maryland law, during October, 1996, the Board of Trustees of the Company adopted an amendment to Section 1.04 of the Company's Amended and Restated Bylaws (the "Bylaws"). The Bylaws, as amended, provide that special meetings of shareholders shall be called by the Secretary of the Company upon the written request of the holders of shares representing at least a majority of the votes entitled to be cast at such meeting.

Item 3: Defaults Upon Senior Securities
------- -------------------------------

     None

Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     None

Item 5:  Other Information
-------  -----------------

     None

Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------
     (a) Exhibits

          3 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A-2, filed with the Securities and Exchange Commission on November 12,
     1996).

          27 Financial Data Schedule.

     (b) Reports on Form 8-K

          (i) A Form 8-K/A dated April 23, 1996 was filed with the Securities and Exchange Commission with the required financial information regarding the reported acquisition of two partnerships.

          (ii) A Form 8-K dated July 26, 1996 was filed with the Securities and Exchange Commission. This filing reported the acquisition of an apartment community located in Memphis, Tennessee, comprising 500 apartment homes.

          (iii) A Form 8-K dated September 11, 1996 was filed with the Securities and Exchange Commission with the underwriting agreement executed in connection with the Company's common share offering that closed September 17, 1996.

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 1996                    GABLES RESIDENTIAL TRUST

                                           /s/ Marvin R. Banks, Jr.
                                           ------------------------
                                           Marvin R. Banks, Jr.
                                           Vice President and Chief
                                           Financial Officer
                                          (Authorized Officer of the Registrant
                                           and Principal Financial Officer)