Form 10-K405
period 1996-12-31
GABLES RESIDENTIAL TRUST
filed 1997-03-27
CIK 913782

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       COMMISSION FILE NUMBER: 1-12590

                          GABLES RESIDENTIAL TRUST
           (Exact name of Registrant as specified in its charter)

                            --------------------

                   MARYLAND                      58-2077868
        (State or other jurisdiction of        (I.R.S. employer
         incorporation or organization)       identification no.)

      2859 PACES FERRY ROAD, SUITE 1450
                ATLANTA, GEORGIA                     30339
  (Address of principal executive offices)        (Zip Code)


     Registrant's telephone number, including area code:  (770) 436-4600

                            --------------------

         Securities registered pursuant to Section 12(b) of the Act:


           Title of Each Class         Name of Each Exchange on which Registered
           -------------------         -----------------------------------------
Common Shares of Beneficial Interest,            New York Stock Exchange
       par value $0.01 per share


      Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  X     No
                                      ------    ------
                              (2)  Yes  X     No
                                      ------    ------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

     As of March 20, 1997, the aggregate market value of the 19,109,575 Common Shares held by non-affiliates of the Registrant was $508,792,434 based upon the closing price ($26.625) on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all Common Shares reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.) As of March 20, 1997, there were outstanding 19,329,371 Common Shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 13, 1997 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                           FORM 10-K ANNUAL REPORT
                     FISCAL YEAR ENDED DECEMBER 31, 1996
                              TABLE OF CONTENTS






ITEM                                                                                            PAGE
NO.                                                                                              NO.
----                                                                                            ----

                                             PART I
1.   Business    ................................................................................. 1
2.   Properties  ................................................................................. 9
3.   Legal Proceedings  ..........................................................................16
4.   Submission of Matters to a Vote of Security Holders .........................................16

                                            PART II

5.   Market for Registrant's Common Shares .......................................................16
6.   Selected Financial and Operating Information ................................................17
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations ....................................................................20
8.   Financial Statements and Supplementary Data  ................................................34
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ................................................................34

                                            PART III

10.  Directors and Executive Officers of the Registrant ..........................................34
11.  Executive Compensation  .....................................................................34
12.  Security Ownership of Certain Beneficial Owners and Management  .............................34
13.  Certain Relationships and Related Transactions  .............................................34

                                            PART IV

14.  Exhibits, Financial Statements and Schedule and Reports on Form 8-K .........................35

ITEM 1.  BUSINESS

GENERAL

     Gables Residential Trust is one of the largest owners and operators of multifamily communities in the Southeastern and Southwestern United States.
The Company is a self-administered and self-managed real estate investment trust ("REIT") and has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ending December 31, 1994. The Company was formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" or "Group" as used herein refers to the privately owned predecessor organization prior to the Company's initial public offering in January, 1994 (the "Initial Offering" or "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries) or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors.

     Substantially all of the Company's business is conducted through, and all of the Company's interests in property are held by or through, Gables Realty Limited Partnership (the "Operating Partnership"), of which the Company is currently an 84.60% economic owner and which the Company controls through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At December 31, 1996 the Company owned, through the Operating Partnership, 46 completed multifamily communities and had an indirect 25% interest in two multifamily communities (collectively, the "Current Communities") containing apartment homes located in the following cities in Georgia, Texas and Tennessee: Atlanta, Houston, Dallas, San Antonio, Austin, Nashville and Memphis. The Current Communities total 15,244 apartment homes and had a weighted average physical occupancy rate of approximately 94% as of December 31, 1996, excluding two communities in the final stages of lease-up. In January, 1997, the Company sold one of these completed communities comprising 486 apartment homes and acquired a community comprising 232 apartment homes. The Company also had nine multifamily communities under development at December 31, 1996 (collectively, the "Development Communities" and, with the Current Communities, the "Communities"). The Development Communities are expected to comprise 2,515 apartment homes, including one community expected to comprise 231 apartment homes for which the land was acquired in January, 1997, and are expected to be completed in 1997 and 1998. In addition to the Communities, the Company owns three sites (the "Undeveloped Sites") on which the Company intends to develop apartment communities and has rights (the "Development Rights") to acquire six additional sites. Although there is no assurance that the Company will develop multifamily communities at any of the Undeveloped Sites or pursuant to any of the Development Rights, an estimated 2,546 apartment homes could be added to the Company's portfolio from the successful development of all such locations.

     The Company's executive offices are located at 2859 Paces Ferry Road, in Atlanta, Georgia 30339 and its telephone number is (770) 436-4600. The Company's common shares of beneficial interest, par value $0.01 per share ("Common Shares"), are listed on the New York Stock Exchange under the symbol "GBP".

     Management Structure. The Company has been responsible for the development or acquisition of approximately 40,000 apartment homes since 1982 and its senior management team has, on average, approximately fifteen years experience in the multifamily industry. The Company provides a full range of integrated real estate services through a staff of approximately 900 employees who have experience in property operations, development, acquisition and construction. The Company maintains offices in Atlanta, Houston and Dallas, each with its own fully integrated organization, including experienced in-house management, development and acquisition staffs with specific knowledge of the particular markets served. In addition, the Company maintains offices in San Antonio and Memphis. The Company believes that its competitive strength and growth potential lie in management's in-depth knowledge of the changing opportunities available in each local market and in its locally focused management structure, which enables highly experienced development and acquisition personnel to pursue new opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of existing properties. The finance, accounting and administrative functions for the entire Company are controlled by a central staff located in Atlanta.

     Competitive Advantages. The Company believes that it has several competitive advantages. These advantages include:

     - Service-oriented philosophy: a service-oriented philosophy which focuses on offering extensive resident amenities and services in quality apartment homes to increase occupancy and rental rates and reduce resident turnover;

     - Geographic diversification: an established market presence in multiple major markets in the Southeastern and Southwestern United
States which are geographically independent, rely on diverse economic foundations, and during the past several years have shown job growth substantially above national averages;

     - Product focus: a portfolio concentration of Class A properties located primarily in in-fill locations and master-planned communities, which includes garden, townhome and higher density apartment communities that were developed, acquired, rehabilitated or repositioned by the Company, targeted toward a lifestyle renter segment;

     - Local presence in multiple markets: a local presence for over ten years in each of the seven cities served by the Company through an experienced staff with superior knowledge of local markets and a culture which provides incentives for outstanding performance at all levels;

     - Fully integrated organization: a fully integrated organization with a track record in excess of ten years in all phases of real estate property management, development, acquisition, construction, rehabilitation, financing (including tax-exempt bond financing) and marketing.

THE OPERATING PARTNERSHIP

     Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) all of its assets. The Company currently holds directly, or indirectly through GGPI, 84.60% of the Operating Partnership's Units of limited and general partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. Through GGPI, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, the Company controls the Operating Partnership. The board of directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its 84.60% interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

     The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the Formation Transactions. The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") at the request of the holder thereof for cash equal to the fair market value of a Common Share at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to issue Common Shares to acquire Units presented for redemption, rather than paying cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

     The Company may cause the Operating Partnership to issue additional Units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that in certain circumstances defer some or all of the sellers' tax consequences. The Company believes that many potential sellers of multifamily residential properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer Federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial Federal income tax deferral.

THE MANAGEMENT COMPANIES

     The Company's management operations with respect to properties in which the Company does not have an interest are conducted through subsidiaries of the Company (the "Management Companies"). The Management Companies also provide other services to third parties, including construction and brokerage services and the provision of corporate rental housing. Certain of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Code. To maintain the Company's qualifications as a REIT while realizing income from its fee management and related service business, the Operating Partnership owns 100% of the nonvoting common stock (representing 98.99% of the total equity) of each Management Company and 1% of the voting common stock (representing .01% of the total equity) of each Management Company. The nonvoting common stock and voting common stock owned by the Company together represent 99% of the equity interests in each Management Company. Executive officers of the Company hold, in the aggregate, the remaining 1% of the equity in each Management Company, representing 99% of the voting interest therein. The voting common stock held by such executive officers is subject to a provision of the by-laws of each Management Company that is designed to ensure that the stock will be held by officers of the Management Companies at all times. This bylaw provision of each Management Company cannot be amended without the vote of 100% of the outstanding voting common stock of such company.

BRAND NAME STRATEGY

     The Company is continuing to pursue a strategy of brand name development by linking the "Gables" name to its properties. This strategy is intended to reinforce the Company's reputation and to build recognition of the Company's multifamily communities as a high quality, recognizable brand. The Company believes that increased consumer recognition of the "Gables" brand name in each of its markets will enhance its ability to attract new residents, increase the markets' perception of the Communities as high quality residential developments and enhance the Company's relationships with local authorities.

BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY

     The Company intends to grow by improving cash flow from existing multifamily communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in rents and occupancy levels, and the control of operating expenses. The Company also intends to grow through development and acquisition of Class A multifamily communities in the Southeastern and Southwestern United States which provide both favorable initial returns and long-term growth prospects. The Company believes that it is well positioned to achieve these objectives as a result of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in seven metropolitan markets in the Southeastern and Southwestern United States. The Company has had a significant presence in each of the Company's core markets of Atlanta, Houston, Dallas, Nashville, Memphis, San Antonio and Austin (the "Core Markets") for the past fifteen years. The Company believes that this long-term, local market presence gives it a competitive advantage with regard to site selection and market information and aids the Company in its requests for entitlements and zoning petitions. The Core Markets are geographically independent, rely on diverse economic foundations and have experienced job growth substantially above national averages. Gables recently entered the Orlando market which has the common growth characteristics of the Core Markets.

     Property Operations. The property management group operates the Communities to maximize cash flow and create long-term value. This is achieved by aggressive marketing and leasing of apartment homes, providing the best possible resident service and maintaining the Communities to the highest
standards.   Management believes that excellent service will distinguish Gables from the competitor as well as retain current residents and attract new prospects. The Company has a service oriented philosophy which is reinforced through its "College of Career Development" which the Company calls Gables University. This comprehensive training system for the Company's employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, the School of People Resources and the School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where the Company operates.

     Financial and marketing information is collected and distributed through on-site computer systems at all Communities and effectively summarizes operating and marketing data critical for making accurate daily decisions. The system also compiles demographic profile information on prospective and current residents, allowing the Company to effectively target its customer base.

     The property management group is strategically focused on the following areas:

       - Employees. Hiring the highest quality associates possible through extensive screening and proactive recruiting, and encouraging loyalty and reducing employee turnover by providing outstanding training, career opportunities and benefit programs. The average tenure for vice presidents and regional managers of the group is over eight years and the average tenure of property managers is approximately six years.

       - Residents. Providing exceptional services to the Company's relatively high-income residents, who expect a service level commensurate with the high level rents.

       - Financial Performance. Maximizing revenues from the Communities by empowering and incenting property managers to make decisions regarding rental rates and implementation of marketing programs to attract and retain residents; reducing property operating expenses by continuously evaluating vendors and service contracts, utilizing volume discount purchasing programs and analyzing tax and utility expenses; and monitoring overall appearance and appeal of the Communities by ensuring cleanliness, investing wisely in major capital expenses and ensuring the quality of the landscaping.

     Development. The development team has extensive experience in the identification of sites, land planning, product development and construction in the Southeastern and Southwestern United Sates. In evaluating whether to develop an apartment community, the development team analyzes current demographics and economic data such as household formation rates, income levels, rental rates and occupancies. The Company relies both on internal and external market research to determine the current position of the real estate cycle.

     Successful development has been instrumental to the growth of the Company and, since 1982, Gables has developed approximately 27,000 apartment homes.
The Company seeks to develop properties in markets where it discerns a strong demand, which the Company anticipates will enable it to achieve its targeted initial yields. The Company expects to continue to focus on the Southeastern and Southwestern United States which, as a result of job growth and household formation, have generally experienced high occupancy levels and rising rents in recent years. The typical submarket where the Company develops its communities is one where resident profiles, including relatively high income households, justify the development of Class A multifamily communities offering extensive resident amenities and services. Fundamental to the Company's development is its in-house construction group, which allows the Company to act as its own general contractor, which helps control quality, scheduling and cost. In addition, the Company's development and construction expertise has enabled it to develop a variety of multifamily communities, including Class A garden apartments, townhomes and higher density apartments in a variety of geographic areas.

     Acquisition. The Company also focuses its efforts on the acquisition of existing multifamily communities which management believes present opportunities for creating value, including properties requiring extensive renovations and market repositioning. Since 1982, Gables has acquired and repositioned communities comprising a total of approximately 13,000 apartment homes, of which 3,000 apartment homes were value-added acquisitions which required substantial redevelopment, repositioning, and strong management skills. The Company intends to continue its acquisition strategy, which utilizes a value-added approach to real estate investment. The Company will seek to invest in those properties that management believes are available at prices below estimated replacement cost, are located in submarkets with a relatively high income population with close proximity to major employment centers, and are capable of growth in investment value through application of the Company's management ability and strategic capital improvements.

     Fee Management Business and Related Services. As of December 31, 1996, the Company managed for third parties 35 multifamily communities comprising approximately 12,000 apartment homes. These fee management contracts are maintained with a total of approximately 20 owners. The Company intends to pursue new fee management opportunities on a selective basis only, primarily through existing customer contacts. In addition to contributing modestly to funds from operations, engaging in fee management allows the Company to leverage its management operations costs, provides access to development and acquisition opportunities and provides the Company with additional market knowledge. In addition to its fee management business, the Company provides other services through the Management Companies, including construction and brokerage services and the provision of corporate rental housing to selected multifamily real estate clients.

COMPETITION

     All of the Communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material effect on the Company's ability to lease apartment homes at the Communities or at any newly developed or acquired community, as well as on the rents charged. The Company may be competing for development and acquisition opportunities with others that have greater resources than the Company (including other REITs). In addition, the Communities must compete for residents with new and existing homes and condominiums. The home affordability index in all of the Company's markets is above the national average. This competitive environment is partially offset by the propensity to rent for households in the Company's markets which in all cases exceeds the national average.

     The fee management business is highly competitive, and the Company faces competition from a variety of local, regional and national firms. The Company competes against these firms by stressing the quality and experience of its employees, the services provided by the Company and the market presence and experience it has developed over the past fifteen years. The Company may, nevertheless, lose some of its third party management business, particularly when such properties are sold.

ENVIRONMENTAL MATTERS

     Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws, ordinances and regulations typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the ownership, operation, management and development of the Communities and other real properties, the Company may be potentially liable for such damages and costs.

     Certain Federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership, operation, management and development of the Communities and other real properties, the Company may be potentially liable for such costs.

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or Federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the U.S. Environmental Protection Agency ("EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (pCi/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in a Community may adversely affect the Company's ability to rent apartment homes in that Community and the market value of the Community.

     Finally, recently-enacted Federal legislation will eventually require owners and landlords of residential housing constructed prior to 1978 to disclose to potential tenants or purchasers of the Communities any known lead-paint hazards and will impose treble damages for failure to so notify. In addition, lead-based paint in any of the Communities may result in lead poisoning in children residing in that Community if chips or particles of such lead-based paint are ingested, and the Company may be held liable under state laws for any such injuries caused by ingestion of lead-based paint by children living at the Communities.

     The Company's assessments of the Communities have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Communities will not be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

     The Company believes that no ACMs were used in connection with the construction of the Communities or will be used in connection with future construction by the Company. The Company's environmental assessments have revealed the presence of "potentially friable" ACMs at one Current Community and non-friable ACMs at seven Current Communities. The Company has programs in place to maintain and monitor ACMs. The Company believes that the Communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties that would involve substantial expenditure, and the Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Management of the Company believes that the Communities are substantially in compliance with present requirements of the ADA, as they apply to multifamily dwellings. A number of additional Federal, state and local laws exist which also may require modifications to the Communities, or regulate certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. The Company believes that the Communities that are subject to the FHAA are in compliance with such law.

     Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's investment strategy in certain instances or reduce overall returns on the Company's investments.

INSURANCE

     The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of the Current Communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. The Company carries similar insurance with respect to its other properties, but with such exceptions as are appropriate given the undeveloped nature of certain of these properties. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect the Company.

EMPLOYEES

     The Company provides a full range of real estate services through a staff of approximately 900 employees, including an experienced management team. There are no collective bargaining agreements with any of the Company's employees.

TAX MATTERS

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994, and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on its net income.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     The following is a discussion of certain investment, financing and other policies of the Company. These policies have been determined by the Company's Board of Trustees and may be amended or revised from time to time by the Board of Trustees without a vote of the shareholders, except that (i) the Company cannot change its policy of holding its assets and conducting its business only through the Operating Partnership, the Management Companies and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (ii) changes in certain policies with respect to conflicts of interest must be consistent with legal requirements, and (iii) the Company cannot take any action intended to terminate its qualification as a REIT without the approval of the holders of two-thirds of the Common Shares.

     Investment Policies. The Company will conduct all its investment activities through the Operating Partnership and its subsidiaries. The Company's investment objectives are to provide quarterly cash distributions and achieve long-term capital appreciation through increases in the value of the Company. The Company may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell such communities or other properties, in whole or in part, when circumstances warrant. The Company may also participate with third parties in apartment community ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over the Common Shares and any distributions thereon.

     While the Company emphasizes equity real estate investments in multifamily apartment communities, it may, in the discretion of the Board of Trustees, invest in other types of equity real estate investments, mortgages (including participating or convertible mortgages) and other real estate interests. The Company currently intends to invest in or develop apartment communities in its primary markets. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of the Company's assets. The Company will not have any limit on the amount or percent of its assets invested in one property. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although it does not presently intend to do so and it has not done so in the past. The Company may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with the Company's investment policies. Such investments may permit the Company to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. The Company will not enter into a joint venture or partnership to make an investment that would not otherwise meet its investment policies. Investment in these securities is also subject to the Company's policy not to be treated as an investment company under the Investment Company Act of 1940.

     Financing Policies. The debt to total market capitalization ratio of the Company (i.e. the total consolidated debt of the Company as a percentage of the December 31, 1996 market value of outstanding Common Shares of the Company and Operating Partnership Units, plus total consolidated debt) was approximately 37% at December 31, 1996. Excluding construction related indebtedness, this ratio was 33% at December 31, 1996. This ratio will fluctuate with changes in the price of the Common Shares (and the issuance of additional Common Shares, or other forms of shares of beneficial interest, if any) and differs from the debt to book capitalization ratio, which is based upon book values. This percentage will increase as the Company uses financing to continue construction of the Development Communities. As the debt to book capitalization ratio may not reflect the current income potential of a company's assets and operations, the Company believes that the debt to total market capitalization ratio provides an alternative indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of the Company's indebtedness.

     The Company currently has a policy of incurring debt only if upon such incurrence the ratio of debt to total market capitalization would be 60% or less. The Company's Amended and Restated Declaration of Trust and Second Amended and Restated Bylaws do not, however, limit the amount or percentage of indebtedness that the Company may incur. In addition, the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its communities, general conditions in the market for debt and equity securities, fluctuations in the market price of Common Shares, growth opportunities and other factors. Accordingly, the Company may increase or decrease its debt to total market capitalization ratio beyond the limits described above. To the extent that the Board of Trustees decides to obtain additional capital, the Company may raise such capital through additional equity offerings (including offerings of senior securities), debt financings or retention of Funds from Operations (subject to satisfying provisions in the Internal Revenue Code of 1986, as amended, requiring minimum distributions of net income in order to maintain tax status as a REIT), or a combination of these methods. The Company presently anticipates that any additional borrowings would be made through the Operating Partnership, although the Company might incur indebtedness, the proceeds of which would be reloaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the assets of the Company, the Operating Partnership or any existing or new property owning partnership and may have full or limited recourse to all or any portion of the assets of the Company, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by the Company may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

     Conflict of Interest Policies. As part of their employment agreements, each of Messrs. Bromley, Rippel, Clark, Hammond and Banks is bound by a non-competition covenant with the Company. These non-competition covenants prohibit each individual from, directly or indirectly, competing with the Company with respect to any multifamily apartment residential real estate property development, construction, acquisition or management activities then undertaken or being considered by the Company or from directly or indirectly competing with the Company in any other multifamily apartment residential real estate property within 30 miles of any of the Company's properties, for the period of his employment by the Company plus one year thereafter. Such employment agreements terminate on January 1, 1998 but are automatically extended for additional one-year periods unless notice is given by the Company or the employee, three months prior to the agreement's expiration, that the agreement will not be renewed.

     The Company has adopted a policy that, without the approval of a majority of the trustees who are neither officers of the Company nor affiliated with the Company, it will not (i) acquire from or sell to any trustee, officer or employee of the Company, or any entity in which a trustee, officer or employee of the Company beneficially owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any of the assets or other property of the Company, (ii) make any loan to or borrow from any of the foregoing persons or (iii) engage in any other transaction with any of the foregoing persons.

ITEM 2. PROPERTIES

     The Company's real estate holdings or interests consist exclusively of apartment communities and can currently be segregated into the following four categories:

     The "Current Communities" are the 48 apartment communities (including two, Arbors of Harbortown and Metropolitan Uptown) in which the Company has an indirect 25% general partner interest) where construction was complete at December 31, 1996. All but two of these Current Communities had reached a stabilized occupancy level as of December 31, 1996. A community is considered to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after the completion of construction.

     The "Development Communities" are the nine communities which were under development at December 31, 1996. The term "Communities" is used herein to refer to the Current Communities and the Development Communities collectively.

     The "Undeveloped Sites" are the three sites which the Company purchased with an intention to develop an apartment community thereon.

     The "Development Rights" are the six sites which the Company currently has an option to purchase.

     The Company currently has no rights to acquire operating apartment communities.

THE COMMUNITIES

     The Company owns or has an interest in 48 Current Communities consisting of 15,244 apartment homes and owns nine Development Communities, which are expected to be completed in 1997 and 1998, consisting of 2,515 apartment homes. The Communities, comprising a total of 17,759 apartment homes, are located in Georgia, Texas, Tennessee and Florida. The following table shows the locations of the Communities and the number of apartment homes in each metropolitan area:



                     Number of Communities          Number of Apartment Homes          Percent of
                 -----------------------------  ------------------------------           Total
Location         Current  Development   Total    Current   Development  Total       Apartment Homes
--------         -------  -----------  -------   --------  -----------  ------     ------------------

Atlanta, GA (1)       15           3        18      4,603         985    5,588                31.5%
Houston, TX (2)       15          --        15      5,363          --    5,363                30.2%
Memphis, TN (3)        3           2         5      1,309         490    1,799                10.1%
Dallas, TX (4)         7          --         7      1,727          --    1,727                 9.7%
Nashville, TN          4          --         4      1,166          --    1,166                 6.6%
Austin, TX             2           2         4        532         529    1,061                 5.9%
San Antonio, TX        2          --         2        544          --      544                 3.1%
Orlando, FL (5)       --           2         2         --         511      511                 2.9%
                 -------  ----------   -------  ---------  ----------   ------     ----------------
                      48           9        57     15,244       2,515   17,759               100.0%
                 =======  ==========   =======  =========  ==========   ======     ================

(1) Includes a Current Community comprising 486 apartment homes that was sold in January, 1997.
(2) Includes a Current Community comprising 318 apartment homes in which Gables has a 25% general partner interest.
(3) Includes a Current Community comprising 345 apartment homes in which Gables has a 25% general partner interest.
(4) Excludes a community comprising 232 apartment homes that was acquired in January, 1997.
(5) Includes a Development Community comprising 231 apartment homes for which the land was acquired in January, 1997.

     Current Communities. The Company developed 32 Current Communities (consisting of 8,991 apartment homes), and acquired 16 Current Communities (consisting of 6,253 apartment homes). All but one (Rivercrest) of the Current Communities are managed and operated by the Company. The Current Communities typically are two and three story garden apartments, townhomes and
higher-density apartments.   As of December 31, 1996, the Current Communities
had an average scheduled monthly rental rate per apartment home of approximately $748 and, with the exception of two Communities in the final lease-up phase, had a physical occupancy rate of 94%. The average age of the Current Communities is 6.5 years and upon completion of the Development Communities will be 6.0 years.

     Most of the Communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many Communities, the Company makes amenities and services available to residents, such as aerobic classes, resident social events, dry cleaning pick up and delivery, and the use of fax, computer and copy equipment. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design.

     Development Communities. The Development Communities have been designed to generally resemble the Current Communities developed by the Company and to offer similar amenities. The Development Communities and the recently completed Current Communities reflect the Company's continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors and private telephone and television systems.

     Undeveloped Sites. The Company owns three Undeveloped Sites and intends to develop multifamily communities at those sites in the future:


                        Metropolitan     Estimated Number
  Undeveloped Site          Area        of Apartment Homes
---------------------  --------------   ------------------
Gables Green Oaks II   Dallas, TX              250
Gables Quail Ridge II  Memphis,  TN            148
Gables Colonnade II    San Antonio, TX         250
                                               ---
                                               648
                                               ===

     Development Rights. The Company currently has six Development Rights which are located in three cities:


                                 Metropolitan   Estimated Number
      Development  Right             Area      of Apartment Homes
-------------------------------  ------------  ------------------
Gables New Territory I           Houston, TX         256 (a)
Gables New Territory II          Houston, TX         240 (b)
Gables at Little Lake Bryan II   Orlando, FL         246 (b)
Gables at Little Lake Bryan III  Orlando, FL         230 (b)
Gables at Little Lake Bryan IV   Orlando, FL         207 (b)
Gables Sugarloaf II              Atlanta, GA         719 (b)
                                                   -----
                                                   1,898
                                                   =====

     (a) The land parcel associated with this Development Right was acquired in March, 1997.
     (b) The Company has these land parcels under options with various termination dates.

     The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements. Risks associated with the Company's development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; construction may not be completed on schedule, resulting in increased debt service and construction costs.

     Development of the Undeveloped Sites and the Development Rights is subject to permits and other governmental approvals, as well as ongoing business review by the Company. There can be no assurance that the Company will decide or be able to develop the Undeveloped Sites, to complete development of all or any of the communities subject to the Development Rights, or to complete the number of apartment homes shown above.

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AS OF DECEMBER 31, 1996

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of December 31, 1996 are summarized below:


                                 Actual/                                                 Actual/
                                 Estimated    Total                                     Estimated
                                 Number of    Budgeted  Percent                          Quarter
                                 Apartment    Cost    Construction Percent   Percent   Construction
Community                        Homes      (millions)  Complete   Leased    Occupied   Commenced
---------                        -----       --------   --------   ------    --------   ---------
                                                (A)
COMPLETED COMMUNITIES IN LEASE-UP
ATLANTA, GA
Gables Over Peachtree              263        $ 20.4      100%     75%           74%      1 Q 1995

DALLAS, TX
Gables Green Oaks I                300          16.5      100%     83%           79%      1 Q 1995
                                 -------------------
  TOTALS                           563        $ 36.9
                                 -------------------
DEVELOPMENT COMMUNITIES

ATLANTA, GA
Gables Vinings                     315        $ 24.7       40%    ---           ---       2 Q 1996
Roswell Gables II                  284          21.7       25%    ---           ---       2 Q 1996
Gables at Sugarloaf                386          28.6       ---    ---           ---       2 Q 1997

AUSTIN, TX
Gables Central Park                273          20.6       72%    ---           ---       2 Q 1996
Gables Bluffstone                  256          19.9        --    ---           ---       1 Q 1997

MEMPHIS, TN
Gables Quail Ridge                 238          17.0       99%    61%           55%       1 Q 1995
Gables Germantown                  252          19.6       95%    67%           56%       1 Q 1995

ORLANDO, FL
Gables at Little Lake Bryan I      280          21.7       ---    ---           ---       2 Q 1997
Gables Celebration  (C)            231          21.3       ---    ---           ---       3 Q 1997
                                 -------------------
 TOTALS                          2,515        $195.1
                                 -------------------
                                              Actual/        Actual/        Actual/
                                             Estimated      Estimated      Estimated
                                             Quarter of      Quarter       Quarter of
                                               Initial     Construction    Stabilized
Community                                     Occupancy       Ended         Occupancy
---------                                     ---------       -----         ---------
                                                                                (B)
COMPLETED COMMUNITIES IN LEASE-UP

ATLANTA, GA
Gables Over Peachtree                             N/A        2 Q 1996        2 Q 1997

DALLAS, TX
Gables Green Oaks I                          1 Q 1996        3 Q 1996        2 Q 1997

  TOTALS

DEVELOPMENT COMMUNITIES

ATLANTA, GA
Gables Vinings                               1 Q 1997        4 Q 1997        4 Q 1997
Roswell Gables II                            2 Q 1997        1 Q 1998        1 Q 1998
Gables at Sugarloaf                          1 Q 1998        1 Q 1999        2 Q 1999

AUSTIN, TX
Gables Central Park                          1 Q 1997        3 Q 1997        4 Q 1997
Gables Bluffstone                            4 Q 1997        3 Q 1998        4 Q 1998

MEMPHIS, TN
Gables Quail Ridge                           2 Q 1996        1 Q 1997        2 Q 1997
Gables Germantown                            2 Q 1996        1 Q 1997        2 Q 1997

ORLANDO, FL
Gables at Little Lake Bryan I                1 Q 1998        4 Q 1998        1 Q 1999
Gables Celebration  (C)                      1 Q 1998        4 Q 1998        4 Q 1998

  TOTALS



The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange
Act of 1934, as amended. The projections contained in the table above that are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with the Company's development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.



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

(C) The land for this development was acquired in January, 1997.

                       COMMUNITY FEATURES AS OF 12/31/96




                                     NUMBER OF          APPROXIMATE                      YEAR
                                     APARTMENT          RENTABLE       TOTAL          CONSTRUCTED/       YEAR
CURRENT COMMUNITIES (A)                 HOMES           SQ. FT. (B)    ACREAGE        RENOVATED        ACQUIRED
---------------------------------------------------------------------------------------------------------------
HOUSTON, TX
        Baybrook Village                776             620,428         26.4            1981            1990
        Gables Bradford Place           372             320,322         13.3            1991            --
        Gables Bradford Pointe          360             276,417         13.5            1990            --
        Gables CityPlaza                246             217,374          7.5            1995            --
        Gables Cityscape                252             214,824          6.8            1991            --
        Gables CityWalk/Waterford
        Square                          317             255,823          8.7           1990/85         --/1992
        Gables Edgewater                292             257,339         12.2            1990            --
        Gables Meyer Park               345             297,054         11.0            1993            --
        Gables Piney Point              246             227,880          7.5            1994            --
        Gables Pin Oak Green            582             593,478         14.4            1990            1996
        Gables Pin Oak Park             477             486,308         11.9            1992            1996
        Gables River Oaks               228             277,908          5.7            1993            1996
        Metropolitan Uptown (C)         318             290,141          8.9            1995            --
        Rivercrest                      140             118,020          5.1            1982            1987
        Westhollow Park                 412             370,640         18.3           1978-79          1990
                                     -------         ----------        -----
          TOTALS/WEIGHTED AVERAGES    5,363           4,823,956        171.2
                                     =======         ==========        =====
ATLANTA, GA
        Briarcliff Gables               104             128,976          5.2            1995            --
        Buckhead Gables                 162             122,548          3.5            1994    (D)     1994
        Club Candlewood (E)             486             588,072         39.5            1993    (D)     1992
        Dunwoody Gables                 311             290,396         10.4            1995            --
        Gables Cinnamon Ridge           200             192,016         14.5            1980            1994
        Gables Cityscape                192     (F)     159,360          5.5            1989            1994
        Gables Over Peachtree           263             239,814 (G)      1.4            1996    (D)     1995
        Gables Wood Arbor               140             127,540          9.9            1987            --
        Gables Wood Crossing            268             257,012         22.3           1985-86          --
        Gables Wood Glen                380             377,340         23.8            1983            --
        Gables Wood Knoll               312             311,064         19.6            1984            --
        Lakes at Indian Creek           603             552,384         49.8           1969-72          1993
        Roswell Gables I                384             417,288         28.3            1995            --
        Spalding Gables                 252             249,333         11.2            1995            --
        Wildwood Gables                 546             619,710         37.9           1992-93  (D)     1991
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES    4,603           4,632,853        282.8
                                     ======          ==========        =====
DALLAS, TX
        Arborstone                      536             383,360         24.5            1985            1993
        Gables Green Oaks I             300             286,740         12.8            1996            --
        Gables Pearl Street             108             117,688          3.6            1995            --
        Gables Preston                  126             138,107         10.6            1995            --
        Gables Spring Park              188             198,178         12.3            1996            --
        Gables Turtle Creek             150             150,930          3.1            1995            1996
        Gables Valley Ranch             319             325,534         14.8            1994            --
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES    1,727           1,600,537         81.7
                                     ======          ==========        =====
MEMPHIS, TN
        Arbors of Harbortown (C)        345             341,258         15.0            1991            --
        Gables Cordova                  464             434,461         32.2            1986            --
        Gables Stonebridge              500             439,646         34.0           1993-96          1996
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES    1,309           1,215,365         81.2
                                     ======          ==========        =====
NASHVILLE, TN
        Brentwood Gables                254             287,594         14.5            1996            --
        Gables Hendersonville           364             342,982         21.0            1991            --
        Gables Hickory Hollow I         272             247,322         19.0            1988            --
        Gables Hickory Hollow II        276             259,704         18.0            1987            --
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES    1,166           1,137,602         72.5
                                     ======          ==========        =====
SAN ANTONIO, TX
        Gables Colonnade I              312             284,196         12.0            1995            --
        Gables Wall Street              232             220,180         16.2            1996            --
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES      544             504,376         28.2
                                     ======          ==========        =====
AUSTIN, TX
        Gables Great Hills              276             228,930         23.7            1993            --
        Gables Town Lake                256             239,264         12.0            1996            --
                                     ------          ----------        -----
          TOTALS/WEIGHTED AVERAGES      532             468,194         35.7
                                     ======          ==========        =====
 GRAND TOTALS/WEIGHTED AVERAGES      15,244          14,382,883        753.3
                                     ======          ==========        =====


                                                                                             SCHEDULED RENT
                                                       AVERAGE                               @ 12/31/96 PER
                                                      UNIT SIZE      OCCUPANCY               --------------
CURRENT COMMUNITIES (A)                               (SQ.FT.)       12/31/96            UNIT            SQ.FT.
---------------------------------------------------------------------------------------------------------------
HOUSTON, TX
        Baybrook Village                                 800             96%          $  543            $0.68
        Gables Bradford Place                            861             94%             663             0.77
        Gables Bradford Pointe                           768             93%             588             0.77
        Gables CityPlaza                                 884             94%             798             0.90
        Gables Cityscape                                 852             98%             817             0.96
        Gables CityWalk/Waterford Square                 807             97%             796             0.99
        Gables Edgewater                                 881             90%             758             0.86
        Gables Meyer Park                                861             97%             807             0.94
        Gables Piney Point                               926             97%             841             0.91
        Gables Pin Oak Green                           1,020             95%             894             0.88
        Gables Pin Oak Park                            1,020             97%             901             0.88
        Gables River Oaks                              1,219             88%           1,293             1.06
        Metropolitan Uptown (C)                          912             96%             909             1.00
        Rivercrest                                       843             97%             682             0.81
        Westhollow Park                                  900             98%             535             0.60
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       899             95%          $  763            $0.85
                                                       =====             ==           ======            =====
ATLANTA, GA
        Briarcliff Gables                              1,240             95%           1,060             0.85
        Buckhead Gables                                  756             93%             783             1.03
        Club Candlewood (E)                            1,210             92%             597             0.49
        Dunwoody Gables                                  934             94%             798             0.85
        Gables Cinnamon Ridge                            960             94%             648             0.68
        Gables Cityscape                                 830             89%     (F)     810             0.98
        Gables Over Peachtree                            912             --      (H)   1,014             1.11
        Gables Wood Arbor                                911             99%             669             0.73
        Gables Wood Crossing                             959             96%             694             0.72
        Gables Wood Glen                                 993             96%             659             0.66
        Gables Wood Knoll                                997             94%             671             0.67
        Lakes at Indian Creek                            916             93%             560             0.61
        Roswell Gables I                               1,087             94%             840             0.77
        Spalding Gables                                  989             96%             839             0.85
        Wildwood Gables                                1,135             96%             801             0.71
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                     1,006             94%          $  733            $0.73
                                                       =====             ==           ======            =====
DALLAS, TX
        Arborstone                                       715             94%             457             0.64
        Gables Green Oaks I                              956             --      (H)     784             0.82
        Gables Pearl Street                            1,090             98%           1,226             1.12
        Gables Preston                                 1,096             87%           1,021             0.93
        Gables Spring Park                             1,054             87%             902             0.86
        Gables Turtle Creek                            1,006             95%           1,120             1.11
        Gables Valley Ranch                            1,020             91%             881             0.86
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       927             92%          $  787            $0.85
                                                       =====             ==           ======            =====
MEMPHIS, TN
        Arbors of Harbortown (C)                         989             96%             725             0.73
        Gables Cordova                                   936             88%             635             0.68
        Gables Stonebridge                               879             93%             634             0.72
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       928             92%          $  658            $0.71
                                                       =====             ==           ======            =====
NASHVILLE, TN
        Brentwood Gables                               1,132             95%             865             0.76
        Gables Hendersonville                            942             95%             649             0.69
        Gables Hickory Hollow I                          909             97%             641             0.71
        Gables Hickory Hollow II                         941             97%             651             0.69
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       976             96%          $  695            $0.71
                                                       =====             ==           ======            =====
SAN ANTONIO, TX
        Gables Colonnade I                               911             89%          $  765             0.84
        Gables Wall Street                               949             91%             789             0.83
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       927             90%          $  775            $0.84
                                                       =====             ==           ======            =====
AUSTIN, TX
        Gables Great Hills                               829             87%          $  774             0.93
        Gables Town Lake                                 935             97%           1,032             1.10
                                                       -----             --           ------            -----
          TOTALS/WEIGHTED AVERAGES                       880             92%          $  898            $1.02
                                                       =====             ==           ======            =====
 GRAND TOTALS/WEIGHTED AVERAGES                          944             94%          $  748            $0.79
                                                       =====             ==           ======            =====


                       COMMUNITY FEATURES AS OF 12/31/96



                                              NUMBER OF         APPROXIMATE                      YEAR           AVERAGE
                                              APARTMENT         RENTABLE       TOTAL          CONSTRUCTED/     UNIT SIZE
        DEVELOPMENT COMMUNITIES (A)            HOMES            SQ. FT. (B)    ACREAGE        RENOVATED        (SQ.FT.)
        ----------------------------------------------------------------------------------------------------------------
        ATLANTA, GA
                Gables Vinings                  315             336,735         15.2            1996-97         1,069
                Roswell Gables II               284             334,268         28.3            1996-98         1,177
                Gables at Sugarloaf             386             424,166         29.7            1997-99         1,099
                                              -----           ---------        -----                            -----
                  TOTALS/WEIGHTED AVERAGES      985           1,095,169         73.2                            1,112
                                              =====           =========        =====                            =====
        AUSTIN, TX
                Gables Central Park             273             257,043          6.9            1996-97           942
                Gables Bluffstone               256             251,904         32.7            1997-98           984
                                              -----           ---------        -----                            -----
                  TOTALS/WEIGHTED AVERAGES      529             508,947         39.6                              962
                                              =====           =========        =====                            =====
        MEMPHIS, TN
                Gables Quail Ridge (H)          238             283,848         20.3            1995-97         1,193
                Gables Germantown (H)           252             293,012         30.5            1995-97         1,163
                                              -----           ---------        -----                            -----
                  TOTALS/WEIGHTED AVERAGES      490             576,860         50.8                            1,177
                                              =====           =========        =====                            =====
        ORLANDO, FL
                Gables at Little Lake Bryan I   280             289,436         19.3            1997-98         1,034
                Gables Celebration (I)          231             260,486          8.8            1997-98         1,128
                                              -----           ---------        -----                            -----
                  TOTALS/WEIGHTED AVERAGES      511             549,922         28.1                            1,076
                                              =====           =========        =====                            =====

        GRAND TOTALS/WEIGHTED AVERAGES        2,515           2,730,898        191.7                            1,086
                                              =====           =========        =====                            =====


        (A) Except as noted in footnote (C) hereof, Gables holds fee simple title to each of the Communities.

        (B) In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida market, rentable area is measured using only the air conditioned area.

        (C) Gables holds an indirect 25% general partner interest in these communities.

        (D) Year renovated; these communities were originally constructed as follows: Buckhead Gables: 1964; Club Candlewood: 1969; Gables Over Peachtree: 1969-1970; and Wildwood Gables: 1972.

        (E)      This community was sold in January, 1997.

        (F) The stated occupancy rate does not include 14 apartment homes which the Company did not hold available for occupancy of December 31. 1996. The occupancy rate of all 192 apartment homes was 83% as of December 31, 1996.

        (G) This rentable area is exclusive of approximately 18,000 square feet of rentable commercial space.

        (H) These communities are in the lease-up stage. As of December 31, 1996, occupancy was as follows: Gables Over Peachtree:
                 74%; Gables Green Oaks I: 79%; Gables Quail Ridge: 55%; and Gables Germantown: 56%.

        (I)     The land for this community was acquired in January, 1997.

     MORTGAGE DEBT SUMMARY AS OF DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)



====================================================================================================================================
                                                                                                                           PROJECTED
                                                                                                   PROJECTED                 ANNUAL
                                                                                   PRINCIPAL       PRINCIPAL                INTEREST
                                  INTEREST                   MATURITY              BALANCE        AMORTIZATION              PAYMENT
PROPERTY COLLATERAL                 RATE                     DATE (1)              12/31/96 (2)       1997                    1997
====================================================================================================================================
CONVENTIONAL FIXED RATE

TIAA Properties (3):

  Spalding Gables                 8.10%                      12/31/02              $ 14,054          $  ---          (4)     $1,138

  Roswell Gables                  8.10%                      12/31/02                20,743             ---          (4)      1,680

  Dunwoody Gables                 8.10%                      12/31/02                15,920             ---          (4)      1,290

  Gables Great Hills              8.10%                      12/31/02                12,830             ---          (4)      1,039

  Gables Wall Street              8.10%                      12/31/02                10,457             ---          (4)        847

  Town Lake Gables                8.10%                      12/31/02                12,342             ---          (4)      1,000

  Gables Meyer Park               8.36%                      12/31/07                16,200             ---          (4)      1,354

  Brentwood Gables                8.49%                      12/31/07                13,481             ---          (4)      1,144
                                                                                   --------          ------                 -------
         Total TIAA Properties                                                      116,027             ---                   9,492


Gables Cityscape                  7.13%                      02/10/04                 9,214             115                     653

Gables Citywalk/Waterford Sq.     7.13%                      02/10/04                11,674             146                     827

Gables Edgewater                  7.00%                      09/01/97      (5)        9,466              89                     440

Gables Stonebridge                7.50%                      05/01/03                19,665             246                   1,465

Unencumbered Pool  (6)            6.60%         (6)          11/22/01                40,000             ---                   2,640

NWML Properties (7)               8.77%                      12/01/09                53,000             615                   4,622
                                                                                   --------          ------                 -------
                SUBTOTAL                                                            259,046           1,211                  20,139
                                                                                   --------          ------                 -------

TAX-EXEMPT FIXED RATE

Providian Properties (8)          6.38%                      08/01/04                48,365             538          (9)      3,083

Club Candlewood                   7.03%         (10)         01/31/25      (11)       6,975              90                     479

Lakes at Indian Creek             7.03%         (10)         01/31/25                11,930             155                     818
                                                                                   --------          ------                 -------
                SUBTOTAL                                                             67,270             783                   4,380
                                                                                   --------          ------                 -------

TAX-EXEMPT FLOATING RATE

Gables Wood Crossing              (12)                       03/18/99      (13)      11,650             ---                     466

Gables Wood Arbor                 (12)                       03/18/99      (13)       7,130             ---                     285

Gables Hickory Hollow I           (12)                       03/18/99      (13)      12,750             ---                     510

Gables Hickory Hollow II          (12)                       03/18/99      (13)      13,400             ---                     536
                                                                                   --------          ------                 -------
                SUBTOTAL                                                             44,930               0                   1,797
                                                                                   --------          ------                 -------
CREDIT FACILITIES

Unencumbered Pool(14)              LIBOR+1.50%               03/22/99      (15)      18,000     (16)    ---                  Varies

Unsecured                          LIBOR+1.50%               10/09/97      (17)       1,075     (16)    ---                  Varies
                                                                                   --------          ------                 -------
                SUBTOTAL                                                             19,075               0                  Varies
                                                                                   --------          ------                 -------

TOTAL INDEBTEDNESS (18)                                                            $390,321          $1,994                 $26,316
                                                                                   ========          ======                 =======

====================================================================================================
                                                       SCHEDULED PRINCIPAL PAYMENTS AT MATURITY
                                                  --------------------------------------------------
                                                                                        THERE-
PROPERTY COLLATERAL                               1997  1998    1999    2000    2001    AFTER
====================================================================================================

CONVENTIONAL FIXED RATE

TIAA Properties (3):

  Spalding Gables                             $   ---  $---   $ ---    $--- $   ---  $ 13,387

  Roswell Gables                                  ---   ---     ---     ---     ---    19,759

  Dunwoody Gables                                 ---   ---     ---     ---     ---    15,164

  Gables Great Hills                              ---   ---     ---     ---     ---    12,221

  Gables Wall Street                              ---   ---     ---     ---     ---     9,961

  Town Lake Gables                                ---   ---     ---     ---     ---    11,756

  Gables Meyer Park                               ---   ---     ---     ---     ---    14,338

  Brentwood Gables                                ---   ---     ---     ---     ---    11,978
                                                  -------------------------------------------
         Total TIAA Properties                      0     0       0       0       0   108,564


Gables Cityscape                                  ---   ---     ---     ---     ---     8,191

Gables Citywalk/Waterford Sq.                     ---   ---     ---     ---     ---    10,377

Gables Edgewater                                9,377   ---     ---     ---     ---       ---

Gables Stonebridge                                ---   ---     ---     ---     ---    17,746

Unencumbered Pool  (6)                            ---   ---     ---     ---  40,000       ---

NWML Properties (7)                               ---   ---     ---     ---     ---    38,940
                                                ---------------------------------------------
                SUBTOTAL                        9,377     0       0       0  40,000   183,818
                                                ---------------------------------------------

TAX-EXEMPT FIXED RATE

Providian Properties (8)                          ---   ---     ---     ---     ---    48,365

Club Candlewood                                   ---   ---     ---     ---     ---       ---

Lakes at Indian Creek                             ---   ---     ---     ---     ---       ---
                                                  -------------------------------------------
                SUBTOTAL                            0     0       0       0       0    48,365
                                                  -------------------------------------------

TAX-EXEMPT FLOATING RATE

Gables Wood Crossing                              ---   ---    11,650   ---     ---       ---

Gables Wood Arbor                                 ---   ---     7,130   ---     ---       ---

Gables Hickory Hollow I                           ---   ---    12,750   ---     ---       ---

Gables Hickory Hollow II                          ---   ---    13,400   ---     ---       ---
                                                  -------------------------------------------
                SUBTOTAL                            0     0    44,930     0       0         0
                                                  -------------------------------------------
CREDIT FACILITIES

Unencumbered Pool (14)                            ---   ---    18,000   ---     ---       ---

Unsecured                                       1,075   ---       ---   ---     ---       ---
                                                ---------------------------------------------
                SUBTOTAL                        1,075     0    18,000     0       0         0
                                                ---------------------------------------------

TOTAL INDEBTEDNESS (18)                       $10,452  $  0   $62,930  $  0 $40,000  $232,183
                                              ===============================================


----------------------


(1) All of the mortgages can be prepaid at any time without penalty or premium, except for the mortgages encumbering the Providian Properties, Club Candlewood, Lakes at Indian Creek, Gables Cityscape, Gables CityWalk/Waterford Square, the TIAA Properties and Gables Stonebridge.
(2) All of the debt is recourse to the Company in whole or in part except for the mortgages encumbering Gables Edgewater, Gables Cityscape, Gables CityWalk/Waterford Square and Gables Stonebridge.
(3) These loans represent the eight loans that funded in December, 1995, June, 1996 and December, 1996, as applicable, under the Teachers Insurance and Annuity Association ("TIAA") financing commitment. The $14.7 million balance of the original commitment has been terminated. At the option of the Company, these loans become unsecured upon the attainment of a BBB or equivalent rating by the Company.
(4)  Principal amortization based on a 30-year schedule begins in January, 1998.
(5)  This loan was repaid February 28, 1997.
(6) This $40 million term loan currently bears interest at LIBOR plus 1.25%. This financing is effectively fixed at an all-in rate of 6.60% after application of $40 million of the $44.53 million interest rate swap and cap agreements described elsewhere herein. The unencumbered pool is comprised of two properties that have escrowed mortgages. Upon the attainment of an investment grade rating by the Company, the escrowed mortgages will be released.
(7) The NWML Properties (Wildwood Gables, Gables Valley Ranch and Gables Piney Point) together secure the $53 million mortgage loan from Northwestern Mutual Life Insurance Co.
(8) The Providian Properties together secure the $48.4 million mortgage loan from Providian Corporation and are comprised of three properties induced for tax-exempt bond financing (Gables Wood Glen, Gables Wood Knoll and Gables Cordova) and three additional properties (Gables Bradford Pointe, Gables Hendersonville and Rivercrest).
(9) Principal amortization payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Interest earned on the escrow account accrues to the benefit of the Company.
(10) The interest rate does not include credit enhancement fees of 0.60% per annum, which fees were prepaid in January, 1995 for a period of ten years. In addition, certain of the bond documents require the payment of certain other customary fees ranging up to approximately 0.25% per annum.
(11) These bonds were economically defeased in January, 1997 in connection with the sale of Club Candlewood.
(12) These bonds bear interest at a variable rate of interest, adjusted weekly based upon a negotiated rate. The payment schedules reflect a 4% rate which represents the Company's budgeted rate for 1997. The average rate experienced for 1996 and 1995 were 3.5% and 3.9%, respectively. The interest rates do not include the payment of credit enhancement fees which are currently 1.00% per annum. In addition, certain of the bond documents require the payment of certain other customary fees ranging up to approximately 0.25% per annum.
(13) The maturity date noted represents the date on which credit enhancement for the bonds expires. The stated maturity date for the loans range from December, 2007 to August, 2024.
(14) The unencumbered pool is comprised of 15 properties and two parcels of land that have escrowed mortgages. Upon the attainment of an investment grade rating by the Company, the escrowed mortgages will be released.
(15) The Company has three one-year extension options.
(16) Debt service will be variable based on the principal balance which will be outstanding under the Credit Facilities.
(17) The Company has unlimited one-year extension options.
(18) Excludes $16.4 million of tax-exempt bonds and $16.5 million of conventional indebtedness related to joint ventures in which Gables has an indirect 25% general partner interest.

     The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to the Company up to $1.0 million (this amount is fully cash-collateralized and is held by the Arbors of Harbortown JV), bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The credit enhancement for the bond obligation expires in May, 2001. The Metropolitan Uptown apartment community secures a conventional variable-rate loan with $16.5 million outstanding at December 31, 1996, 25% of which has been guaranteed by the Company. The loan has a maturity date of June 30, 1997, subject to a three-year extension option, and currently bears interest at a rate of 7.2% which has been locked in for a three year period expiring July, 1998.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of the Communities is presently subject to any material litigation or, to the Company's knowledge, is any litigation threatened against the Company or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES

     The Company's Common Shares began trading on the New York Stock Exchange (the "NYSE") on January 19, 1994, under the symbol "GBP". The following table sets forth the high and low sales prices per share of the Common Shares on the NYSE for the periods indicated, as reported by the NYSE, as well as the Company's quarterly per share dividends to shareholders for the period indicated.


                                                           DIVIDEND
             QUARTER ENDED                HIGH      LOW    DECLARED
             -------------                ----      ---    --------
March 31, 1995                           $21.750  $17.500     $0.45
June 30, 1995                             21.875   18.125      0.45
September 30, 1995                        23.250   20.125      0.48
December 31, 1995                         23.125   21.000      0.48
March 31, 1996                            25.625   22.375      0.48
June 30, 1996                             24.625   22.500      0.48
September 30, 1996                        24.750   22.750      0.49
December 31, 1996                         29.000   23.750      0.49
March 31, 1997 (through March 20, 1997)   28.750   25.250      0.49

     The Company has determined that, for Federal income tax purposes, approximately 70.9% of the distributions for each of the four quarters of 1996 represented ordinary dividend income to its shareholders and the remaining 29.1% represented return of capital to its shareholders.

     Distributions are declared at the discretion of the Board of Trustees and will depend on actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees may deem relevant. The Board of Trustees may modify the Company's distribution policy from time to time.

     Certain of the Company's loan agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable loan agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

     On March 20, 1997 there were 280 holders of record of the Company's 19,329,371 outstanding Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

     The Company has implemented a dividend reinvestment plan under which holders of Common Shares may elect automatically to reinvest distributions in additional Common Shares at a 2% discount to the then current market price of Common Shares and may purchase additional Common Shares for cash (up to $20,000 per quarter) at 100% of the then current market price.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company and on a combined historical and pro forma basis for the Company's predecessors as applicable. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein. The consolidated operating information of the Company for the years ended December 31, 1996 and 1995 and for the period from January 26, 1994 to December 31, 1994 and the combined operating information of the Group for the period from January 1, 1994 to January 25, 1994 have been derived from the financial statements audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere herein. The combined operating information for the years ended December 31, 1993 and 1992 has been derived from audited combined financial statements of the Group not included in such report.

     The unaudited selected pro forma financial and operating information is presented as if (i) the Initial Offering and Formation Transactions occurred as of the beginning of the period presented and (ii) the Company qualified as a REIT, distributed all of its taxable income and, therefore, incurred no income tax expense during the period. The pro forma financial information is not necessarily indicative of what the actual financial position and results of operations of the Company would have been as of the date or for the period indicated, nor does it purport to represent the Company's future financial position and results of operations.

                  SELECTED FINANCIAL AND OPERATING INFORMATION


                                                             GABLES RESIDENTIAL TRUST AND ITS PREDECESSORS
                                                             ---------------------------------------------
                                                                     HISTORICAL              PRO FORMA
                                                                     ----------
                                                                   1996           1995           1994 (1)
                                                        =========================================================
                                                                                                     (Unaudited)
                                                        (IN THOUSANDS, EXCEPT PROPERTY AND PER SHARE INFORMATION)
OPERATING INFORMATION:
Rental revenues                                                 $ 104,543      $  72,703      $  57,291
Other property revenues                                             4,928          3,268          2,228
                                                                ---------------------------------------
     Total property revenues                                      109,471         75,971         59,519
Other revenues                                                      6,710          5,789          7,350
                                                                ---------------------------------------
     Total revenues                                               116,181         81,760         66,869
                                                                ---------------------------------------

Property operating and maintenance expenses
  (exclusive of items shown separately below)                      38,693         28,228         22,868
Depreciation and amortization                                      18,892         12,669          9,974
Property management expenses (owned and third party)                5,617          5,348          5,603
General and administrative expenses                                 3,045          2,869          1,779
Interest and credit enhancement fees                               21,688         13,798          9,584
Amortization of deferred financing costs                            1,348            932          1,057
                                                                ---------------------------------------
     Total expenses                                                89,283         63,844         50,865
                                                                ---------------------------------------

Equity in income of joint ventures                                    280             64            270
Interest income                                                       363            389            268
                                                                ---------------------------------------

Income before minority interest and extraordinary
  loss, net                                                        27,541         18,369         16,542
Minority interest                                                  (4,640)        (4,029)        (3,904)
                                                                ---------------------------------------

Income before extraordinary loss, net                              22,901         14,340         12,638
Extraordinary loss, net of minority interest                         (520)          (784)          (148)
                                                                ---------------------------------------

Net income                                                      $  22,381      $  13,556      $  12,490
                                                                =======================================

Weighted average shares outstanding                                16,788         11,436         10,236
                                                                =======================================

PER SHARE INFORMATION:
Income before extraordinary loss, net                           $    1.36      $    1.25      $    1.23
Net income                                                           1.33           1.19           1.22
Dividends paid (3)                                                   1.93           1.83            N/A
Dividends declared (3)                                               1.94           1.86            N/A

OTHER INFORMATION:
Cash flows provided by (used in):
    Operating activities                                        $  51,629      $  29,088      $  28,868
     Investing activities                                        (213,596)      (148,234)      (150,534)
     Financing activities                                         157,823        123,619        114,245
Funds from operations (4)                                          46,238         30,927         26,313
Gross operating margin (5)                                           64.7%          62.8%          61.6%
Total completed communities (period-end)                               48             38             29
Total apartment homes in completed communities
     (period-end)                                                  15,244         11,946          9,785
Average monthly revenue per apartment home                      $     700      $     620      $     574

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation (6)                $ 784,600      $ 591,233      $ 437,782
Total assets (6)                                                  759,660        562,827        416,847
Total debt                                                        390,321        286,259        229,305
Shareholders' equity and minority interest/
      predecessor's equity                                        334,637        248,010        161,594

FUNDS FROM OPERATIONS RECONCILIATION:
Income before minority interest and
     extraordinary loss, net *                                  $  27,541      $  18,417      $  16,542
Real estate depreciation *                                         18,697         12,510          9,771
                                                                ---------------------------------------

Funds from operations                                           $  46,238      $  30,927      $  26,313
                                                                =======================================

                                                             GABLES RESIDENTIAL TRUST AND ITS PREDECESSORS
                                                             ---------------------------------------------
                                                                                HISTORICAL
                                                                ---------------------------------------
                                                                 1994 (2)         1993            1992
                                                                =======================================
                                                        (IN THOUSANDS, EXCEPT PROPERTY AND PER SHARE INFORMATION)
OPERATING INFORMATION:
Rental revenues                                                 $  57,201      $  41,330      $  33,616
Other property revenues                                             2,225          1,462          1,172
                                                                ---------------------------------------
     Total property revenues                                       59,426         42,792         34,788
Other revenues                                                      7,396          8,373          8,946
                                                                ---------------------------------------
     Total revenues                                                66,822         51,165         43,734
                                                                ---------------------------------------

Property operating and maintenance expenses
  (exclusive of items shown separately below)                      22,847         18,295         14,584
Depreciation and amortization                                       9,906          7,635          6,884
Property management expenses (owned and third party)                5,774          6,175          5,574
General and administrative expenses                                 1,742          1,078          1,694
Interest and credit enhancement fees                               10,084         12,844         11,942
Amortization of deferred financing costs                            1,127          1,132          1,112
                                                                ---------------------------------------
     Total expenses                                                51,480         47,159         41,790
                                                                ---------------------------------------

Equity in income of joint ventures                                    270            251            187
Interest income                                                       268            263            302
                                                                ---------------------------------------

Income before minority interest and extraordinary
  loss, net                                                        15,880          4,520          2,433
Minority interest                                                  (3,768)          --             --
                                                                ---------------------------------------

Income before extraordinary loss, net                              12,112          4,520          2,433
Extraordinary loss, net of minority interest                         (148)          --             --
                                                                ---------------------------------------

Net income                                                      $  11,964      $   4,520      $   2,433
                                                                =======================================

Weighted average shares outstanding                                10,243
                                                                =========

PER SHARE INFORMATION:
Income before extraordinary loss, net                           $    1.19
Net income                                                           1.18
Dividends paid (3)                                                  1.225
Dividends declared (3)                                              1.675

OTHER INFORMATION:
Cash flows provided by (used in):
    Operating activities                                        $  28,868      $  13,407      $  10,057
     Investing activities                                        (150,534)       (67,043)       (22,696)
     Financing activities                                         114,245         54,054         17,330
Funds from operations (4)                                          25,561         11,749          9,355
Gross operating margin (5)                                           61.6%          57.3%          58.1%
Total completed communities (period-end)                               29             24             17
Total apartment homes in completed communities
     (period-end)                                                   9,785          8,666          5,751
Average monthly revenue per apartment home                      $     574      $     560      $     545

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation (6)                $ 437,782      $ 290,903      $ 221,386
Total assets (6)                                                  416,847        277,420        212,649
Total debt                                                        229,305        261,294        200,451
Shareholders' equity and minority interest/
      predecessor's equity                                        161,594          1,236          1,946

FUNDS FROM OPERATIONS RECONCILIATION:
Income before minority interest and
     extraordinary loss, net *                                  $  15,880      $   4,520      $   2,433
Real estate depreciation *                                          9,681          7,229          6,922
                                                                ---------------------------------------

Funds from operations                                           $  25,561      $  11,749      $   9,355
                                                                =======================================



* Reflects extraordinary loss and real estate depreciation for both wholly-owned communities and joint ventures, as applicable.

            NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
          (IN THOUSANDS, EXCEPT PROPERTY AND PER SHARE INFORMATION)

     (1) The pro forma information reflects adjustments to the historical information of the Company's predecessors from January 1, 1994 to January 25, 1994 related to the Initial Offering and Formation Transactions principally for the acquisition of certain properties and additional expenses associated with reporting as a public company, reduction of interest expense due to debt repayment and increased depreciation.
     (2) The historical information for the year ended December 31, 1994 represents the combined historical information of the Company's predecessors from January 1, 1994 to January 25, 1994 and the consolidated historical information of the Company from January 26, 1994 to December 31, 1994. The weighted average number of shares outstanding and the per share information pertains only to the period from January 26, 1994 to December 31, 1994.
     (3) The Company's dividends paid and declared include the Company's first quarterly dividend of $0.325 per share for the period January 26, 1994 to March 31, 1994. These dividends were the equivalent of a $1.80 per share dividend for the year.
     (4) The Company considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements and data included elsewhere in this report.
     FFO is defined as net income (loss) before minority interest of unitholders in the Operating Partnership and extraordinary items plus real estate depreciation. FFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital expenditures and distributions to shareholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"). Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the Company's cash needs and cash flows.
     (5) Gross operating margin represents (i) total property revenues less property operating and maintenance expenses (exclusive of depreciation expense) as a percentage of (ii) total property revenues.
     (6) In an UPREIT structure, the value attributed to Operating Partnership units issued to controlling, continuing investors is not reflected because such accounting is not allowed under GAAP. On a pro forma basis, the real estate assets before accumulated depreciation and total assets as of December 31, 1996 would be $904,182 and $879,242, respectively, if such value (exclusive of the effect of depreciation) was reflected.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


OVERVIEW

     Gables is a self-administered and self-managed real estate investment trust ("REIT") focused within the multifamily industry in the Southeastern and
Southwestern United States.   Gables' operating performance relies
predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

     Gables owns apartment communities in seven core cities in Georgia, Texas and Tennessee. The Company recently entered an eighth market, Orlando, Florida, through an association with a subsidiary of the Walt Disney Company, and in connection therewith currently has two communities under development in Orlando. Within each city, Gables targets specific submarkets for investment. These submarkets are generally characterized by their proximity to local employment centers, retail and entertainment venues and traffic arteries. Gables believes demographic trends (including job, population and household growth) in its markets in recent years have generally led to favorable demand and supply dynamics for multifamily communities. However, during any given time period these demand and supply dynamics may be less favorable in certain of the Company's markets depending on conditions influencing the specific market. Portfolio wide occupancy levels have remained high and portfolio wide rental rates have continued to increase during each of the last several years. Gables expects portfolio wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues, for the coming twelve months, consistent with the Company's experience during the past few years.

     As a result of the aforementioned generally favorable market conditions, management has been successful in growing the stabilized properties' income as well as growing earnings via a combination of new development and acquisition. Management's extensive experience in new development (including site selection, zoning, construction and lease-up) and in-depth local presence affords Gables the opportunity to acquire land and develop new Class A multifamily communities. In select markets and in certain real estate cycles, management believes better returns can be generated from new development than from acquisitions of comparable properties. During other real estate cycles or in select markets, management will pursue the acquisition of existing apartment communities, specifically when the returns on investment and the potential for growth in net operating income are attractive. Additionally, Gables has been able to acquire distressed or under-managed apartment communities which, through strategic renovation and repositioning, have generally resulted in superior returns to traditional acquisitions and new developments. Management believes Gables' ability to compete with other companies is significantly enhanced by its in-depth local presence and the strength of its management, development, acquisition, and construction personnel. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects or to reduce indebtedness. The Company maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated and combined financial statements and the notes thereto.

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth in the relevant paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

FORMATION OF GABLES AND INITIAL PUBLIC OFFERING

     Gables Residential Trust was formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's initial public offering in January, 1994 (the "IPO") and the concurrent completion of the various transactions that occurred therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors. At the completion of the IPO on January 26, 1994, Gables sold 9,430,000 common shares (including 1,230,000 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $22.50 per share. The net proceeds to Gables from such sale totaled approximately $190 million, the majority of which were used to reduce indebtedness and to purchase minority interests in certain property partnerships.

SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

SECONDARY OFFERINGS -

     Since the IPO, the Company has had the following common share offerings:


                                        Number of      Net
                  Closing Date        Shares Issued  Proceeds
                  ------------        -------------  --------
                  October 7, 1994          444,500    $ 9,876
                                         =========    =======

                  October 31, 1995       4,600,000    $94,364
                                         =========    =======

                  March 25, 1996           879,068    $20,630
                  September 17, 1996     1,725,000    $38,600
                  September 27, 1996     1,435,000    $34,254
                                         ---------    -------
                        1996 Totals      4,039,068    $93,484
                                         =========    =======

     The proceeds from these offerings were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund the Company's development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

     The Company issued the common shares in its 1995 and 1996 offerings under a $200 million shelf registration statement which is now exhausted. In October, 1996, Gables filed a new shelf registration statement, covering the registration of up to $300 million of debt securities, common shares, preferred shares and warrants or other rights to purchase common shares or preferred shares.

ISSUANCES OF OPERATING PARTNERSHIP UNITS -

     On December 5, 1995, the Company acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

     On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "1996 PERIOD") TO THE YEAR ENDED DECEMBER 31, 1995 (THE "1995 PERIOD").

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

     The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                                                          YEARS ENDED
                                                                                                 DECEMBER 31, 1996 AND 1995
                                                                                        -----------------------------------------
                                                                                                               $            %
                                                                                          1996       1995    CHANGE       CHANGE
                                                                                        -----------------------------------------
RENTAL AND OTHER REVENUE:
Fully stabilized communities (1)                                                        $ 68,610  $66,755    $ 1,855         2.8%
Communities stabilized during the 1996 Period, but not during the 1995 Period (2)          6,495    2,626      3,869       147.3%
Development and lease-up communities (3)                                                  23,141    5,699     17,442       306.1%
Acquired communities (4)                                                                  11,007        0     11,007          --
Sold community (5)                                                                           218      891       (673)      (75.5%)
                                                                                        ----------------------------------------
Total property revenues                                                                 $109,471  $75,971    $33,500        44.1%
                                                                                        ----------------------------------------
PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION AND
AMORTIZATION):
Fully stabilized communities (1)                                                        $ 25,088  $25,108    $   (20)       (0.1%)
Communities stabilized during the 1996 Period, but not during the 1995 period (2)          1,966      869      1,097       126.2%
Development and lease-up communities (3)                                                   7,624    1,815      5,809       320.1%
Acquired communities (4)                                                                   3,887        0      3,887          --
Sold community (5)                                                                           128      436       (308)      (70.6%)
                                                                                        ----------------------------------------
Total specified expenses                                                                $ 38,693  $28,228    $10,465        37.1%
                                                                                        ----------------------------------------

Revenues in excess of specified expenses                                                $ 70,778  $47,743    $23,035        48.2%
                                                                                        ========================================
Revenues in excess of specified expenses as a percentage of total property
revenues                                                                                    64.7%    62.8%       --          1.9%
                                                                                        ========================================

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

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS UB THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     Total property revenues increased $33,500, or 44.1%, from $75,971 to $109,471 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

     Fully stabilized communities ("same store"):


                                                              Percent
                                           Increase           Increase
            Number of                   (Decrease) in      (Decrease) in         Occupancy        Increase
            Apartment      Percent     Total Property      Total Property       During the      (Decrease) in
Market       Homes        of Total         Revenues          Revenues           1996 Period       Occupancy
------     ---------      --------     --------------      --------------       -----------     --------------
Houston        3,512           38%            $  444                 1.7%             95.2%              0.6%
Atlanta        3,289           35%             1,040                 4.4%             94.3%             (0.3%)
Nashville        912           10%               198                 3.1%             95.9%              0.1%
Dallas           855            9%               107                 1.9%             92.9%             (1.3%)
Memphis          464            5%               106                 3.4%             94.6%              0.6%
Austin           276            3%               (40)               (1.7%)            91.6%             (1.2%)
           ---------      -------      -------------       -------------        ----------      ------------
               9,308          100%            $1,855                 2.8%             94.6%              0.0%
           =========      =======      =============       =============        ==========      ============

     Communities stabilized during the 1996 Period but not during the 1995
Period:


                                        Increase
           Number of                    In Total       Occupancy
           Apartment      Percent       Property      During the
Market       Homes        of Total      Revenues      1996 Period
------     ---------      --------      --------      -----------
Atlanta          356           60%         $2,218            96.0%
Dallas           234           40%          1,651            94.9%
           ---------      -------        --------     -----------
                 590          100%         $3,869            95.5%
           =========      =======        ========     ===========

     Development and lease-up communities:


                                        Increase
             Number of                  In Total      Occupancy
             Apartment    Percent       Property     During the
Market         Homes      of Total      Revenues     1996 Period
------       ---------    --------      --------     -----------
Atlanta            958         30%       $ 5,364           82.8%
San Antonio        544         17%         2,904           84.7%
Memphis            490         15%           759           22.6%
Dallas             488         15%         2,405           54.1%
Austin             256          8%         2,615           89.5%
Nashville          254          8%         2,092           83.0%
Houston            246          7%         1,303           89.9%
             ---------    --------      --------     -----------
                 3,236        100%       $17,442           79.4%
             =========    ========      ========     ===========

     Other revenues increased $921, or 15.9%, from $5,789 to $6,710 due to (i) $900 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) $557 of interest earned on an investment Gables made in an apartment community on October 1, 1996 via a mortgage note receivable. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full. Such increases in other revenues were offset in part by a decrease in property management revenues of $418, or 9.8%, from $4,289 to $3,871 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     Property operating and maintenance expense (exclusive of depreciation and amortization) increased $10,465, or 37.1%, from $28,228 to $38,693 due to an increase in apartment homes resulting from the development and acquisition of additional communities partially offset by a decrease in property operating and maintenance expense for same store communities of 0.1%. The same store decrease in operating expenses represents reduced health and workers compensation expenses, offset by inflationary increases in expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

     Depreciation and amortization expense increased $6,223, or 49.1%, from $12,669 to $18,892 due primarily to the completion of newly developed communities and acquisition of other communities.

     Property management expense for owned communities and third party properties on a combined basis increased $269, or 5.0%, from $5,348 to $5,617 due primarily to increased data processing costs. Gables allocates property management expenses to both owned communities and third/related party properties based on the proportionate share of total apartment homes and units managed.

     General and administrative expense increased $176, or 6.1%, from $2,869 to $3,045 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996, offset in part by certain non-recurring costs incurred during the 1995 Period that were not incurred during the 1996 Period.

     Interest expense increased $8,024, or 61.3%, from $13,088 to $21,112 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

     Extraordinary loss, net of $520 for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

     Net income increased $8,825, or 65.1%, from $13,556 to $22,381 primarily due to the reasons discussed above.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


COMPARISON OF OPERATING RESULTS OF GABLES FOR THE YEAR ENDED DECEMBER
31, 1995 (THE "1995 PERIOD") TO THE PRO FORMA OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1994 (THE "1994 PERIOD").

     Gables completed its IPO on January 26, 1994 and in connection therewith completed the Formation Transactions. The following is a comparison of the operating results of Gables for the year ended December 31, 1995 to the pro forma operating results of the Group for the period from January 1, 1994 to January 25, 1994, and the historical operating results of Gables for the period from January 26, 1994 to December 31, 1994 (together, the pro forma operating results for the year ended December 31, 1994). Pro forma adjustments include adjustments related to the IPO and Formation Transactions, principally for the acquisition of certain properties, the payment of additional expenses associated with reporting as a public company, the reduction of interest expense due to debt repayment, and an increase in depreciation.

     Rental income increased $15,412, or 26.9%, from $57,291 to $72,703 due to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). On a same store basis, Gables' rental income increases and occupancy changes were as follows:


           Number of                              Percent       Occupancy       Increase
           Apartment  Percent    Increase in    Increase in    During Year    (Decrease) in
Market      Homes     of Total  Rental Income  Rental Income  Ended 12/31/95    Occupancy
---------  ---------  --------  -------------  -------------  --------------  -------------
Atlanta        2,324       31%         $1,148           7.5%           95.2%           0.2%
Dallas           536        7%            125           5.3%           94.2%          (1.2%)
Houston        3,266       44%            367           1.6%           95.0%           0.9%
Nashville        912       12%            387           6.8%           96.3%           0.2%
Memphis          464        6%            157           5.7%           94.9%          (1.9%)
           ---------  -------   -------------  ------------   -------------   -------------
               7,502      100%         $2,184           4.6%           95.1%           0.3%
           =========  =======   =============  ============   =============   =============


     During 1994, Gables stabilized the occupancy for communities which were in lease-up during all or a portion of the year ended December 31, 1994 and completed the development and acquisition of additional communities. These communities were stabilized during all of the 1995 Period but were not stabilized during all of the 1994 Period. These activities resulted in increases in rental income from the 1994 Period to the 1995 Period. A summary of these activities is as follows:


              Number of Apartment Homes                               Occupancy
         ---------------------------------                             During
         Lease-up    Developed              Percent    Increase in   Year Ended
Market   Completed  or Acquired    Total    of Total  Rental Income   12/31/95
-------  ---------  -----------  ---------  --------  -------------  ----------
Atlanta        603          362        965       50%         $2,357       95.7%
Austin         276            0        276       14%            122       94.2%
Dallas         132          319        451       23%          2,155       95.4%
Houston          0          246        246       13%            949       95.1%
         ---------  -----------  ---------  -------   -------------  ---------
             1,011          927      1,938      100%         $5,583       95.3%
         =========  ===========  =========  =======   =============  =========



     During the year ended December 31, 1995, certain wholly-owned development communities commenced operations and lease-up which also resulted in increases in rental income. A summary of these activities is as follows:

                                                           Occupancy
                       Number of                             During
                       Apartment  Percent    Increase in   Year Ended
          Market         Homes    of Total  Rental Income   12/31/95
          -----------  ---------  --------  -------------  ----------
          Atlanta          1,314       43%         $4,244       37.5%
          Austin             256        9%            174        6.5%
          Dallas             422       14%          1,304       26.8%
          Houston            246        8%            697       34.8%
          San Antonio        544       18%          1,120       26.2%
          Nashville          254        8%            106        5.3%
                       ---------  -------   -------------  ---------
                           3,036      100%         $7,645       28.4%
                       =========  =======   =============  =========

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     Other property revenues increased $1,040, or 46.7%, from $2,228 to $3,268 due primarily to other income from newly developed and acquired apartment homes.

     Other revenues decreased $1,561, or 21.2%, from $7,350 to $5,789 due primarily to a decrease in property management revenues of $1,263, or 22.8%, from $5,552 to $4,289 resulting from a net decrease of properties managed by Gables for third/related parties primarily due to these properties being sold by the owners throughout 1994 and 1995.

     Property operating and maintenance expense (exclusive of depreciation and amortization) increased $5,360, or 23.4%, from $22,868 to $28,228 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 3.5%. Operating expenses associated with communities stabilized during all of the 1995 Period that were not stabilized during all of the 1994 Period increased $2,022. Operating expenses associated with communities that commenced operations and lease-up during the 1995 period were $2,685 during the year ended December 31, 1995. Property operating and maintenance expense as a percent of total property revenues decreased from 38.4% to 37.2%.

     Depreciation and amortization expense increased $2,695, or 27.0%, from $9,974 to $12,669 due to the completion of newly developed communities and acquisition of other communities.

     Property management expense for owned communities and third/related party properties decreased $255, or 4.6%, from $5,603 to $5,348 due primarily to a decrease in the number of third/related party units managed. Gables allocates property management expenses to both owned communities and third/related party properties based on the proportionate share of total apartment homes and units managed.

     General and administrative expense increased $1,090, or 61.3%, from $1,779 to $2,869 due to increased personnel and administrative costs associated with annual increases in compensation and increased investor relations efforts, additional costs associated with a public company organizational structure that were not incurred during 1994, and certain other costs.

     Interest expense and credit enhancement fees on a combined basis increased $4,214, or 44.0%, from $9,584 to $13,798 due to an increase in interest expense of $4,212, or 47.5%, from $8,876 to $13,088 resulting from an increase in operating debt associated with the development and acquisition of additional communities. Additionally, interest costs increased due to increases in variable rates and the refinancing of certain variable rate debt to a higher fixed rate cost structure. Such increases were offset by interest savings associated with the repayment of debt with the $94 million net proceeds generated from the sale of 4,600,000 common shares that closed in October, 1995.

     Extraordinary loss, net of $784 for the year ended December 31, 1995 represents the write-off of unamortized deferred financing costs totaling $955 associated with the early retirement of the Company's construction loans, net of the $171 portion of the loss attributable to the minority interest unitholders.

     Net income increased $1,066, or 8.5%, from $12,490 to $13,556 for the reasons discussed above.


COMPARISON OF OPERATING RESULTS OF GABLES FOR THE YEAR ENDED DECEMBER 31, 1995 TO THE HISTORICAL OPERATING RESULTS OF THE GROUP FOR THE PERIOD FROM JANUARY 1, 1994 TO JANUARY 25, 1994 AND THE HISTORICAL OPERATING RESULTS OF GABLES FOR THE PERIOD FROM JANUARY 26, 1994 TO DECEMBER 31, 1994.

     Total property revenues increased $16,545, or 27.8%, from $59,426 to $75,971 primarily due to increases in the number of apartment homes resulting from the development and acquisition of additional communities. Substantially all of the increase in rental income was attributable to newly completed and occupied apartment homes, with the balance attributable to changes in occupancy or increased rental rates for apartment homes in communities stabilized throughout both periods.

     Other revenues decreased $1,607, or 21.7%, from $7,396 to $5,789 due primarily to a decrease in property management revenues of $1,267, or 22.8%, from $5,556 to $4,289 resulting from a net decrease in the number of properties managed by Gables for third/related parties. This decrease is primarily the result of properties being sold by the third/related party owners throughout 1994 and 1995.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     Property operating and maintenance expense (exclusive of depreciation and amortization) increased $5,381, or 23.6%, from $22,847 to $28,228 due to increases in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for communities stabilized throughout both periods. Property operating and maintenance expense as a percent of total property revenues decreased from 38.4% to 37.2%.

     Depreciation and amortization expense increased $2,763, or 27.9%, from $9,906 to $12,669 due to the completion of newly developed communities and acquisition of other communities.

     Property management expense for owned communities and third/related party properties decreased $426, or 7.4%, from $5,774 to $5,348 due primarily to a decrease in the number of third/related party units managed.

     General and administrative expense increased $1,127, or 64.7%, from $1,742 to $2,869 due to the increased costs associated with a public company organizational structure, increased personnel and administrative costs, and certain other costs.

     Interest expense increased $3,700, or 39.4%, from $9,388 to $13,088 due to an increase in operating debt associated with the development and acquisition of additional communities. Additionally, interest costs increased due to increases in variable rates and the refinancing of certain variable rate debt to a higher fixed rate cost structure. Such increases were offset by interest savings associated with the repayment of debt with the $94 million net proceeds generated from the sale of 4,600,000 common shares that closed in October, 1995.

     Extraordinary loss, net of $784 for the year ended December 31, 1995 represents the write-off of unamortized deferred financing costs totaling $955 associated with the early retirement of the Company's construction loans, net of the $171 portion of the loss attributable to the minority interest unitholders.

     Net income increased $1,592, or 13.3%, from $11,964 to $13,556 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Gables' net cash provided by operating activities increased from $29,088 for the year ended December 31, 1995 to $51,629 for the year ended December 31, 1996, due to (i) an increase of $15,595 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership and net extraordinary losses and (ii) the change in other liabilities between periods of $7,639, offset in part by the change in other assets between periods of $22 and the change in restricted cash between periods of $671.

     Gables' net cash used in investing activities increased from $148,234 for the year ended December 31, 1995 to $213,596 for the year ended
December 31, 1996 primarily due to 1996 acquisition activities, partially offset by the January, 1995 acquisition of Gables Over Peachtree ($11 million) and decreased development activities in 1996 when compared to 1995. During the year ended December 31, 1996, Gables expended approximately $120.2 million for the acquisition of five apartment communities totaling 1,937 apartment homes, approximately $2.6 million in renovation expenditures related primarily to Gables Over Peachtree, approximately $68.3 million related to development expenditures, including related land acquisitions and approximately $3.8 million related to capital expenditures for operating apartment communities. Additionally, Gables invested $21.5 million in an apartment community comprising 232 apartment homes on October 1, 1996 via a mortgage note receivable. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full.

     Gables' net cash provided by financing activities increased from $123,619 for the year ended December 31, 1995 to $157,823 for the year ended December 31, 1996, due primarily to increased acquisition cash needs. During the year ended December 31, 1996, Gables had net proceeds of $93.5 million from sales of 4,039,068 common shares and had net borrowings of $104.1 million which were used primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of dividends and distributions totaling $38.6 million.

PG
EP G39149 31


MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     Gables elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organization and operational requirements, including a requirement that they currently distribute 95.0% of their ordinary taxable income. Provided Gables maintains its qualification as a REIT, the Company generally will not be subject to Federal income tax on distributed net income.

     As of December 31, 1996, Gables had total indebtedness of $390,321, cash and cash equivalents of $4,385 and principal escrow deposits reflected in restricted cash of $1,440. Gables' indebtedness includes $219,046 in conventional fixed-rate mortgages payable secured by individual properties, a $40,000 term loan, $112,200 in tax-exempt bond indebtedness, and $19,075 borrowings outstanding under its Credit Facilities at December 31, 1996. Gables' indebtedness has an average of 7.9 years to maturity at December 31, 1996. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at December 31, 1996:


                                 1997  $10,452
                                 1998        0
                                 1999   62,930
                                 2000        0
                                 2001   40,000


     The debt maturities in 1997 of $10,452 relate to a conventional mortgage note payable of $9,377, which was repaid February 28, 1997, and $1,075 of outstanding indebtedness under the $20 Million Credit Facility which will be extended pursuant to the Company's unlimited one-year extension options. The debt maturities in 1999 consist of $44,930 related to four variable-rate notes payables securing tax-exempt bonds and $18,000 of outstanding indebtedness under the $175 Million Credit Facility. The bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 1999. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024. Gables expects to be able to remarket such bonds on or prior to March, 1999. The $175 Million Credit Facility has three one-year extension options.

     Gables' dividends through the fourth quarter of 1996 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

     In January, 1997, the Company sold one of its Current Communities, Club Candlewood, comprising 486 apartment homes. The net sales proceeds were used to
(i) defease the related tax-exempt bond indebtedness which had a principal balance of $6,975 at December 31, 1996 and (ii) paydown outstanding borrowings under the Company's Credit Facilities.

     Gables has met and expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations. Gables' net cash provided by operations has been adequate and Gables believes that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. Gables anticipates construction and development activities and land purchases will be initially funded primarily through borrowings under its Credit Facilities described below.

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

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


$175 Million Credit Facility

     In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility") which had an initial maturity of January, 1997. Borrowings under the Original Credit Facility were recourse to the Company and bore interest at LIBOR plus 1.90% (reduced from 2.25% in December, 1994). Additionally, fees associated with letters of credit issued thereunder for the Company's tax-exempt variable-rate bonds were 1.25% per annum (reduced from 1.50% in July, 1995).

     In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "$175 Million Credit Facility") that replaced the Original Credit Facility. Although the New Credit Facility is unsecured, there are certain designated real estate assets that have escrowed mortgages. Upon the attainment of an investment grade rating by the Company, the escrowed mortgages will be released. The New Credit Facility has an initial term of three years and three one-year extension options.
Borrowings currently bear interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) and letter of credit fees for the Company's tax-exempt variable-rate bonds are 1.00% per annum. Under the New Credit Facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the New Credit Facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the New Credit Facility is based on the collateral value of the real estate assets with escrowed mortgages and the debt service coverage ratio of communities pledged as collateral under other recourse loans. As of December 31, 1996, the Company had approximately $45.8 million of letters of credit issued under the New Credit Facility and had $18.0 million in borrowings outstanding thereunder and, therefore, had $111.2 million of remaining capacity on the $175 million available under this facility.

$20 Million Credit Facility

     In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Borrowings currently bear interest at LIBOR plus 1.50%. At December 31, 1996, the Company had $1,075 in borrowings outstanding under this facility.

Restrictive Covenants

     Certain of the Company's debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AS OF DECEMBER 31, 1996

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of December 31, 1996 are summarized below:

                               Actual/                                               Actual/     Actual/      Actual/       Actual/
                              Estimated    Total                                    Estimated   Estimated    Estimated     Estimated
                              Number of  Budgeted     Percent                        Quarter    Quarter of    Quarter     Quarter of
                              Apartment    Cost    Construction Percent  Percent   Construction  Initial    Construction  Stabilized
       Community                Homes   (millions)    Complete   Leased   Occupied   Commenced    Occupancy     Ended      Occupancy
       ---------              ---------  ---------   ---------  -------  --------  ------------ ----------  ------------  ----------
                                            (A)                                                                               (B)
COMPLETED COMMUNITIES IN LEASE-UP
ATLANTA, GA
Gables Over Peachtree           263      $ 20.4      100%        75%      74%      1 Q 1995       N/A       2 Q 1996      2 Q 1997

DALLAS, TX
Gables Green Oaks I             300        16.5      100%        83%      79%      1 Q 1995     1 Q 1996    3 Q 1996      2 Q 1997
                              -----------------
  TOTALS                        563      $ 36.9
                              -----------------
DEVELOPMENT COMMUNITIES

ATLANTA, GA
Gables Vinings                  315      $ 24.7       40%       ---      ---       2 Q 1996     1 Q 1997    4 Q 1997      4 Q 1997
Roswell Gables II               284        21.7       25%       ---      ---       2 Q 1996     2 Q 1997    1 Q 1998      1 Q 1998
Gables at Sugarloaf             386        28.6      ---        ---      ---       2 Q 1997     1 Q 1998    1 Q 1999      2 Q 1999

AUSTIN, TX
Gables Central Park             273        20.6       72%       ---      ---       2 Q 1996     1 Q 1997    3 Q 1997      4 Q 1997
Gables Bluffstone               256        19.9      ---        ---      ---       1 Q 1997     4 Q 1997    3 Q 1998      4 Q 1998

MEMPHIS, TN
Gables Quail Ridge              238        17.0       99%        61%      55%      1 Q 1995     2 Q 1996    1 Q 1997      2 Q 1997
Gables Germantown               252        19.6       95%        67%      56%      1 Q 1995     2 Q 1996    1 Q 1997      2 Q 1997

ORLANDO, FL
Gables at Little Lake Bryan I   280        21.7      ---        ---      ---       2 Q 1997     1 Q 1998    4 Q 1998      1 Q 1999
Gables Celebration (C)          231        21.3      ---        ---      ---       3 Q 1997     1 Q 1998    4 Q 1998      4 Q 1998
                              -----------------
  TOTALS                      2,515      $195.1
                              -----------------

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the table above that are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with the Company's development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.


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

(C) The land for this development was acquired in January, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Portfolio Indebtedness Summary and Interest Rate Protection Agreement Summary

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of December 31, 1996 follows:

PORTFOLIO INDEBTEDNESS SUMMARY

                                                     Percentage       Interest       Total         Years to
TYPE OF INDEBTEDNESS                   Balance        of Total        Rate (A)      Rate (B)       Maturity
--------------------                   -------       ----------       --------      -------        --------
Conventional fixed-rate (C)            $259,046        66.4%          7.88%         7.88%           7.82
Tax-exempt fixed-rate                    67,270        17.2%          6.56%         6.73%          13.40
                                       --------       -----           ----          ----           -----
     Total fixed-rate                  $326,316        83.6%          7.61%         7.64%           8.97
                                       --------       -----           ----          ----           -----
Tax-exempt variable-rate               $ 44,930        11.5%          4.15%         5.15%           2.25
                                       --------       -----           ----          ----           -----

Credit Facilities                      $ 19,075         4.9%          7.15%         7.15%           2.25
                                       --------       -----           ----          ----           -----

TOTAL PORTFOLIO DEBT (D), (E)          $390,321       100.0%          7.19%         7.33%           7.87
                                       ========       =====           ====          ====           =====


 (A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

 (B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

 (C) Conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 1.25%. Such financing is effectively fixed at an all-in rate of 6.60% after the application of $40,000 of the $44,530 interest rate cap and swap agreements described below.

 (D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at December 31, 1996 for purposes of interest capitalization were $57,580.

 (E) Excludes $16.4 million of tax-exempt bonds and $16.5 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                        NOTIONAL      STRIKE        EFFECTIVE      TERMINATION
DESCRIPTION OF AGREEMTENT                AMOUNT      PRICE (F)        DATE            DATE
------------------------                -------      --------      ---------      -----------
LIBOR, 30-day - "Rate Cap"              $44,530      6.25%         01/27/94       01/30/99

LIBOR, 30-day - "Rate Swap"             $44,530      5.35%         08/30/96       08/30/99 (G)

LIBOR, 30-day - "Rate Cap"              $50,000      6.45%         01/30/97       12/31/97

LIBOR, 30-day - "Rate Cap"              $35,470      5.13%         01/27/94       01/30/97


 (F)  The 30-day LIBOR rate in effect at December 31, 1996 was 5.66%.

 (G) This is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

MANAGEMENT'S DISCUSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


BOOK VALUE OF ASSETS AND EQUITY

     The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and equity. The understatement of basis related to this difference in organizational structure is $119,582, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation and total assets as of December 31, 1996 would be $904,182 and $879,242, respectively, if such $119,582 value were reflected. In addition, on a pro forma basis, the total equity plus minority interest as of December 31, 1996 would be $454,219 if such $119,582 value were reflected.

INFLATION

     Substantially all of the leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to Gables of the adverse effects of inflation.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements. Certain factors that might cause such a difference include, but are not limited to, the following: development opportunities may be abandoned; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and rents may be adversely affected by local economic and market conditions; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

     The Company considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, funds from operations should be examined in conjunction with net income (loss) as presented in the financial statements and data included elsewhere in this report.

     FFO is defined as net income (loss) before minority interest of unitholders in the Operating Partnership and extraordinary items, plus real estate depreciation. Adjusted funds from operations is defined as funds from operations less capital expenditures funded by operations. Funds from operations and adjusted funds from operations should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital expenditures, and distributions to shareholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the Company's cash needs and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

RECONCILIATION OF FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

A reconciliation of funds from operations and adjusted funds from operations follows:


                                                          For the years ended December 31,
                                                                 1996         1995
-----------------------------------------------------------------------------------------
RECONCILIATION:

Income before minority interest and extraordinary
  loss, net                                                      $27,541     $18,369

Joint venture extraordinary loss                                       0          48

Real estate asset depreciation:
  Wholly-owned real estate assets                                 18,477      12,329
  Joint venture real estate assets                                   220         181
                                                                 -------     -------
          Total                                                   18,697      12,510
                                                                 -------     -------

FUNDS FROM OPERATIONS                                            $46,238     $30,927
                                                                 -------     -------

Capital expenditures for operating apartments:
  Carpet                                                           1,245       1,026
  Roofing                                                            297          23
  Exterior painting                                                  145          66
  Appliances                                                         179         129
  Other additions/improvements                                     1,988       1,755
                                                                 -------     -------
          Total                                                    3,854       2,999
                                                                 -------     -------

ADJUSTED FUNDS FROM OPERATIONS                                   $42,384     $27,928
                                                                 =======     =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND  SCHEDULE AND REPORTS ON
   FORM 8-K

     14(A)(1)AND (2) FINANCIAL STATEMENTS AND SCHEDULE

                                                                                 PAGE
                                                                                 ----

     Consolidated and Combined Financial Statements

     Report of Independent Public Accountants                                     40

     Consolidated Balance Sheets of Gables Residential Trust as of December
     31, 1996 and December 31, 1995.                                              41

     Consolidated Statements of Operations of Gables Residential Trust for the
     years ended December 31, 1996 and 1995 and for the period from January 26,
     1994 to December 31, 1994 and Combined Statement of Operations of Gables
     Residential Group for the period from January 1, 1994 to January 25,
     1994.                                                                        42

     Consolidated Statements of Shareholders' Equity of Gables Residential
     Trust for the years ended December 31, 1996 and 1995 and for the period from January 26, 1994 to December 31, 1994 and Combined Statement of
     Partners' and Owners' Equity of Gables Residential Group for the period
     from January 1, 1994 to January 25, 1994.                                    43

     Consolidated Statements of Cash Flows of Gables Residential Trust for the
     years ended December 31, 1996 and 1995 and for the period from January 26,
     1994 to December 31, 1994 and Combined Statement of Cash Flows of Gables
     Residential Group for the period from January 1, 1994 to January 25, 1994.   44


     Notes to Consolidated and Combined Financial Statements                      45 to
                                                                                  57

     Schedule III - Real Estate Investments and Accumulated Depreciation          58 to
     as of December 31, 1996                                                      60

     14(a)(3)                   EXHIBITS




EXHIBIT NO.                                 DESCRIPTION
-----------                                 ----------------------------------------------------------------------------------------
   3.1(i)(a)                       ---      Amended and Restated Declaration of Trust of the Company, incorporated herein by reference to the Company's Registration Statement on Form S-11 (File No. 33-70570),
                                            as amended.
   3.1(ii)(a)                      ---      Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A-2.
  10.1                             ---      Amended and Restated Agreement of Limited Partnership of the Operating Partnership,
                                            incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                                            fiscal year ended December 31, 1993.




EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
  10.2                             ---      Registration Rights and Lock-Up Agreement by and among the Company and the persons named therein, incorporated herein by reference to the Company's Annual
                                            Report on Form 10-K for the fiscal year ended December 31, 1993.
  10.3                             ---      Articles of Incorporation of East Apartment Management, Inc., incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                                            December 31, 1993.
  10.4                             ---      Bylaws of East Apartment Management, Inc., incorporated herein by reference to the
                                            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
  10.5                             ---      Articles of Incorporation of Central Apartment Management, Inc., incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                                            December 31, 1993.
  10.6                             ---      Bylaws of Central Apartment Management, Inc., incorporated herein by reference to the
                                            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
  10.7                             ---      Articles of Incorporation of Gables GP, Inc., incorporated herein by reference to the
                                            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
  10.8                             ---      Bylaws of Gables GP, Inc., incorporated herein by reference to the Company's Annual
                                            Report on Form 10-K for the fiscal year ended December 31, 1993.
  10.9   *                         ---      Second Amended and Restated 1994 Share Option and Incentive Plan, as amended.
 10.10                             ---      1994 Credit Agreement dated as of January 26, 1994 by and among the Operating
                                            Partnership, Gables-Tennessee Properties, NationsBank of Georgia, N.A., and other banks which may become parties to that Agreement and NationsBank of Georgia, N.A., as Agent, incorporated herein by reference to the Company's Annual Report on Form
                                            10-K for the fiscal year ended December 31, 1993.
 10.11                             ---      Amendment to the 1994 Credit Agreement between the Operating Partnership, Gables-
                                            Tennessee Properties, NationsBank of Georgia, N.A. and other banks which may become parties to that Agreement, dated December 21, 1994, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.12                             ---      Amendment to the 1994 Credit Agreement between the Operating Partnership,
                                            Gables- Tennessee Properties, NationsBank of Georgia, N.A. and other banks which may become parties to that Agreement, dated August 22, 1995, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.13   *                         ---      Form of Employment Agreement as signed by the Company and each of Marcus E.
                                            Bromley (Chairman of the Board of Trustees and Chief Executive Officer; 1997 base salary of $180,000), John T. Rippel (President and Chief Operating Officer; 1997
                                            base salary of $160,000),  William M. Hammond (Senior Vice President; 1997 base salary of $152,000),  C. Jordan Clark (Senior Vice President; 1997 base salary of
                                            $152,000) and Marvin R. Banks, Jr. (Chief Financial Officer; 1997 base salary of
                                            $152,000)
 10.14   *                         ---      Severance Agreement between the Company and Perry M. Parrott, Jr., dated
                                            November 11, 1996.
 10.15                             ---      Form of Indemnification Agreement as signed by the Company and each of Marcus E.
                                            Bromley, John T. Rippel, Perry M. Parrott, Jr., William M. Hammond, Marvin R.
                                            Banks, Jr., C. Jordan Clark, David M. Holland, Peter D. Linneman, Lauralee E. Martin
                                            and John W. McIntyre, incorporated herein by reference to the Company's Annual
                                            Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.16                             ---      Assignment of Interests dated January 26, 1994 from the Assignors named therein to the
                                            Operating Partnership and to Gables-Tennessee Properties pursuant to the Omnibus
                                            Option Agreement described therein, incorporated herein by reference to the Company's
                                            Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.17                             ---      Assignment of Notes dated January 26, 1994 from the Assignors named therein to the
                                            Company pursuant to the Omnibus Note Purchase Option Agreement described therein, incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                                            fiscal year ended December  31,  1993.



EXHIBIT NO.           DESCRIPTION
-----------           -----------
 10.18          ---   Assignment of Interests dated January 26, 1994 from the Assignors named therein to the
                      Operating Partnership and to Gables-Tennessee Properties pursuant to the Omnibus
                      Cash Option Agreement described therein, incorporated herein by reference to the
                      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.19          ---   Assignment of Interests dated January 26, 1994 from the Assignors named therein to the
                      Operating Partnership pursuant to the Option Agreement described therein, incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1993.
 10.20          ----  Assignment by Wood Properties, Inc. to the Company dated  January 26, 1994, incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1993.
 10.21          ---   Form of Promissory Note from each Management Company of the Operating
                      Partnership, incorporated herein by reference to the Company's Registration Statement on Form S-11 (File No. 33-70570), as amended.
 10.22          ---   Form of Consulting Fee Termination Agreement, incorporated herein by reference to the
                      Company's Registration Statement on Form S-11 (File No. 33-70570), as amended.
 10.23          ---   Assignment of Purchase Contracts dated as of January 26, 1994 by and among TCF
                      Houston 1992, Inc., TC Residential Houston Limited Partnership and Wood Properties,
                      Inc., incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.24          ---   Assignment of Purchase Contracts dated as of January 18, 1994 by and among Arbor
                      Properties, Inc. and Wood Properties, Inc., incorporated herein by reference to the
                      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.25          ---   Asset Purchase Agreement between Central RS, Inc. and Central Apartment
                      Management, Inc. dated as of January 26, 1994, incorporated herein by reference to the
                      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.26          ---   Asset Purchase Agreement between East RS, Inc. and East Apartment Management,
                      Inc. dated as of January 26, 1994, incorporated herein by reference to the Company's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.27          ---   Promissory Note dated November 29, 1994, for a $53,000,000 mortgage loan from the
                      Northwestern Mutual Life Insurance Company to Gables Realty Limited Partnership,
                      incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.28          ---   Interest rate protection agreement (notional amount of $44,530,000) between Gables
                      Realty Limited Partnership and NationsBank of North Carolina, N.A. dated January
                      25, 1994, incorporated herein by reference to the Company's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1994.
 10.29          ---   Interest rate protection agreement (notional amount of $85,470,000) between Gables
                      Realty Limited Partnership and NationsBank of North Carolina, N.A. dated January
                      25, 1994, incorporated herein by reference to the Company's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1994.
 10.30          ---   Confirmation of Partial Unwind of January, 1994 interest rate protection agreement
                      (original notional amount of $85,470,000) between Gables Realty Limited Partnership and NationsBank of North Carolina, N.A., dated March 19, 1996, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.31  *       ---   Interest rate protection agreement (notional amount of $44,530,000)  between Gables
                      Realty Limited Partnership and First Union National Bank of Georgia, dated August
                      21, 1996.
 10.32           ---  Interest rate protection agreement (notional amount of $50,000,000) between Gables
                      Realty Limited Partnership and NationsBank, N.A., dated March 19, 1996, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.33          ---   Loan Application and Commitment Agreement between Teachers Insurance and Annuity Association of America ("lender") and Gables Realty Limited Partnership and Gables-Tennessee Properties (collectively, the borrower) for a $130,689,000 loan, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.34           ---  Loan Agreement, Conversion and Note Agreement, Security Deed Note and Deed of
                     Trust Notes between Teachers Insurance and Annuity Association of America ("lender")
                     and Gables Realty Limited Partnership and Gables-Tennessee Properties
                     (collectively, the borrower) for a $130,689,000 loan, dated December 29, 1995, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.35           ---  $175,000,000 Credit Agreement dated as of March 28, 1996 among Gables Realty
                     Limited Partnership (as Borrower) and Wachovia Bank of Georgia, N.A., First
                     Union National Bank of Georgia, Guaranty Federal Bank, AmSouth Bank of
                     Alabama, and Commerzbank AG, Atlanta Agency (collectively, as Lenders) and
                     Wachovia Bank of Georgia, N.A. (as Agent), incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
10.36           ---  Guaranty Agreement dated as of March 28, 1996 among Gables GP, Inc., Gables
                     Residential Trust and Gables-Tennessee Properties in favor of the Agent, for the ratable benefit of the Lenders, under the $175,000,000 Credit Agreement dated as of March 28, 1996,  incorporated herein by reference to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1996.
10.37*          ---  First Amendment to the $175,000,000 Credit Agreement dated as of November 22,
                     1996 among Gables Realty Limited Partnership and the Lenders.
10.38*          ---  Second Amendment to the $175,000,000 Credit Agreement dated as of March 18,
                     1997 among Gables Realty Limited Partnership and the Lenders.
10.39*          ---  $40,000,000 Term Loan Credit Agreement dated as of November 20, 1996 among
                     Gables Realty Limited Partnership (as Borrower) and Wachovia Bank of Georgia,
                     N.A. (as Agent and Lender).
21.1 *          ---  Schedule of Subsidiaries of the Company.
23.1 *          ---  Consent of Arthur Andersen LLP.
27   *          ---  Financial Data Schedule



     * Filed herewith

     The registrant's proxy statement is to be filed with the Commission on or about March 31, 1997.


     14(B)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.

     14(C)  EXHIBITS

            See Item 14(a)(3) above.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables Residential Trust certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GABLES RESIDENTIAL TRUST



                                     By   /s/ Marcus E. Bromley
                                     ---------------------------------------
                                     Marcus E. Bromley, Chairman of the Board of
                                     Trustees and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables Residential Trust and in the capacities and on the dates indicated.




        Signatures        Title                                         Date
        ----------        -----                                         ----

/s/ Marcus E. Bromley     Chairman of the Board of Trustees             March  26 , 1997
------------------------  and Chief Executive Officer
Marcus E. Bromley         (Principal Executive Officer)


/s/ Marvin R. Banks, Jr.  Chief Financial Officer (Principal Financial  March  26 , 1997
------------------------  Officer and Principal Accounting Officer)
Marvin R. Banks, Jr.


/s/ John T. Rippel        President, Chief Operating Officer            March  26 , 1997
------------------------  and Trustee
John T. Rippel


/s/ David M. Holland      Trustee                                       March  26 , 1997
------------------------
David M. Holland


/s/ Peter D. Linneman     Trustee                                       March  26 , 1997
------------------------
Peter D. Linneman


/s/ Lauralee E. Martin    Trustee                                       March  26 , 1997
------------------------
Lauralee E. Martin


/s/ John W. McIntyre      Trustee                                       March  26 , 1997
------------------------
John W. McIntyre



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Gables Residential Trust:

We have audited the accompanying consolidated balance sheets of Gables Residential Trust and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period January 26, 1994 to December 31, 1994. We have also audited the combined statements of operations, partners' and owners' equity and cash flows of Gables Residential Group for the period January 1, 1994 to January 25, 1994. These financial statements and schedule are the responsibility of the management of Gables Residential Trust. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Gables Residential Trust and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period January 26, 1994 to December 31, 1994, and the results of operations and cash flows of Gables Residential Group for the period January 1, 1994 to January 25, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 28, 1997

                            GABLES RESIDENTIAL TRUST
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             DECEMBER 31,
                                                                         1996          1995
                                                                      ---------      ---------
ASSETS:
Real estate assets: (Notes 4 and 6)
   Land                                                               $ 102,762      $  73,848
   Buildings                                                            558,569        382,174
   Furniture, fixtures and equipment                                     45,830         33,382
   Construction in progress                                              74,690         96,015
   Land held for future development                                       2,749          5,814
                                                                      ---------      ---------
     Real estate assets before accumulated depreciation                 784,600        591,233
   Less:  accumulated depreciation                                      (74,903)       (57,343)
                                                                      ---------      ---------
     Net real estate assets                                             709,697        533,890

Cash and cash equivalents                                                 4,385          8,529
Restricted cash                                                           8,430          5,296
Deferred charges, net (Note 5)                                            5,412          5,995
Other assets, net                                                        31,736          9,117
                                                                      ---------      ---------
     Total assets                                                     $ 759,660      $ 562,827
                                                                      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable (Note 6)                                                $ 390,321      $ 286,259
Accrued interest payable                                                  1,811          1,075
Dividend payable (Note 13)                                                9,465          7,288
Real estate taxes payable                                                 9,785          5,110
Accounts payable and accrued expenses - construction                      6,218          9,027
Accounts payable and accrued expenses - operating                         5,455          4,718
Security deposits                                                         1,968          1,340
                                                                      ---------      ---------
     Total liabilities                                                  425,023        314,817
                                                                      ---------      ---------

Minority interest of unitholders in Operating Partnership                53,143         45,700
                                                                      ---------      ---------

Commitments and contingencies (Notes 6 and 7)

Shareholders' equity:
  Common shares, $0.01 par value, 100,000,000 shares
  authorized, 19,317,098 and 15,183,306 shares issued and
  outstanding at December 31, 1996 and 1995, respectively                   193            152
  Additional paid-in capital                                            315,670        255,228
  Accumulated earnings (deficit)                                        (34,369)       (53,070)
                                                                      ---------      ---------
     Total shareholders' equity                                         281,494        202,310
                                                                      ---------      ---------
     Total liabilities and shareholders' equity                       $ 759,660      $ 562,827
                                                                      =========      =========




      The accompanying notes are an integral part of these balance sheets.

              GABLES RESIDENTIAL TRUST AND GABLES RESIDENTIAL GROUP
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                                  GABLES
                                                                      GABLES RESIDENTIAL TRUST               RESIDENTIAL GROUP
                                                                      ------------------------               -----------------
                                                               YEAR ENDED    YEAR ENDED   JANUARY 26 TO        JANUARY 1 TO
                                                               DECEMBER 31   DECEMBER 31   DECEMBER 31          JANUARY 25
                                                                   1996         1995          1994                1994
                                                                ---------      --------      --------            -------
Rental revenues                                                 $ 104,543      $ 72,703      $ 53,884            $ 3,317
Other property revenues                                             4,928         3,268         2,041                184
                                                                ---------      --------      --------            -------
     Total property revenues                                      109,471        75,971        55,925              3,501
                                                                ---------      --------      --------            -------

Property management - third party                                   2,960         3,324         4,034                272
Property management - related party                                   911           965         1,116                134
                                                                ---------      --------      --------            -------
     Total property management revenues                             3,871         4,289         5,150                406
Non-recurring Olympic revenues, net                                   900             0             0                  0
Other                                                               1,939         1,500         1,752                 88
                                                                ---------      --------      --------            -------
     Total other revenues                                           6,710         5,789         6,902                494
                                                                ---------      --------      --------            -------

     Total revenues                                               116,181        81,760        62,827              3,995
                                                                ---------      --------      --------            -------

Property operating and maintenance (exclusive
     of items shown separately below)                              38,693        28,228        21,228              1,619
Depreciation and amortization                                      18,892        12,669         9,315                591
Amortization of deferred financing costs                            1,348           932           893                234
Property management - owned (Note 8)                                2,824         2,170         1,540                140
Property management - third/related party (Note 8)                  2,793         3,178         3,707                387
General and administrative                                          3,045         2,869         1,668                 74
Interest                                                           21,112        13,088         8,345              1,043
Credit enhancement fees                                               576           710           661                 35
                                                                ---------      --------      --------            -------
     Total expenses                                                89,283        63,844        47,357              4,123
                                                                ---------      --------      --------            -------

Income (loss) before equity in income of joint
     ventures and interest income                                  26,898        17,916        15,470               (128)
Equity in income of joint ventures                                    280            64           255                 15
Interest income                                                       363           389           247                 21
                                                                ---------      --------      --------            -------
Income (loss) before minority interest and
     extraordinary loss, net                                       27,541        18,369        15,972                (92)
 Minority interest of unitholders in
     Operating Partnership                                         (4,640)       (4,029)       (3,768)                 0
                                                                ---------      --------      --------            -------

Income (loss) before extraordinary loss, net                       22,901        14,340        12,204                (92)

Extraordinary loss, net of minority interest (Note 9)                (520)         (784)         (148)                 0
                                                                ---------      --------      --------            -------

Net income (loss)                                               $  22,381      $ 13,556      $ 12,056            $   (92)
                                                                =========      ========      ========            =======

Weighted average number of shares outstanding                      16,788        11,436        10,243
                                                                =========      ========      ========

PER SHARE INFORMATION (NOTE 3):
Income before extraordinary loss, net                           $    1.36      $   1.25      $   1.19
                                                                =========      ========      ========

Net income                                                      $    1.33      $   1.19      $   1.18
                                                                =========      ========      ========


        The accompanying notes are an integral part of these statements.

              GABLES RESIDENTIAL TRUST AND GABLES RESIDENTIAL GROUP
          CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND PARTNERS' AND OWNERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             ACCUMULATED
                                                                     COMMON     PAID-IN       EARNINGS
                                                                     SHARES     CAPITAL       (DEFICIT)       TOTAL
                                                                      ----     ---------      --------      ---------
BALANCE, DECEMBER 31, 1993                                            $  0     $       0      $  1,236      $   1,236
  Capital contributions                                                  0             0           682            682
  Capital distributions                                                  0             0        (5,523)        (5,523)
  Net loss                                                               0             0           (92)           (92)
                                                                      ----     ---------      --------      ---------

BALANCE, JANUARY 25, 1994                                                0             0        (3,697)        (3,697)
  Capital contributions                                                  0             0         6,901          6,901
  Capital distributions                                                  0             0       (26,475)       (26,475)
  Proceeds of IPO, net of underwriting discount and
    issuance costs of $21,722                                          101       190,352             0        190,453
  Acquisition of non-controlled interests in entities
   included in GRG                                                       0             0        (9,999)        (9,999)
  Proceeds of offering of 444,500 shares, net of
   issuance costs of $125                                                5         9,871             0          9,876
  Adjustment for minority interest of unitholders in
    Operating Partnership at IPO date and subsequent
    adjustment for offering                                              0             0       (39,130)       (39,130)
  Net income                                                             0             0        12,056         12,056
  Dividends paid ($1.225 per share)                                      0       (12,610)            0        (12,610)
  Dividends declared ($0.45 per share)                                   0        (4,759)            0         (4,759)
                                                                      ----     ---------      --------      ---------

BALANCE, DECEMBER 31, 1994                                             106       182,854       (60,344)       122,616

  Proceeds of 4,600,000 share offering, net of under-
   writing discount and issuance costs of $6,261                        46        94,318             0         94,364
  Proceeds from Share Builder Plan                                       0           177             0            177
  Filing costs for Share Builder Plan, Profit Sharing
   Plan and $200,000 shelf registration statement                        0          (237)            0           (237)
  Adjustment for minority interest of unitholders in
   Operating Partnership for offering, issuance of
   Operating Partnership Units, and other activity                       0             0        (6,282)        (6,282)
  Net income                                                             0             0        13,556         13,556
  Dividends paid ($1.38 per share)                                       0       (14,596)            0        (14,596)
  Dividends declared ($0.48 per share)                                   0        (7,288)            0         (7,288)
                                                                      ----     ---------      --------      ---------

BALANCE, DECEMBER 31, 1995                                             152       255,228       (53,070)       202,310

  Proceeds of 4,039,068 share offerings, net of under-
   writing discounts and issuance costs of $3,302                       40        93,444             0         93,484
  Proceeds from exercise of share options                                1         1,429             0          1,430
  Proceeds from Share Builder Plan                                       0            32             0             32
  Filing costs for $300,000 shelf registration statement                 0           (97)            0            (97)
  Adjustment for minority interest of unitholders in
   Operating Partnership for offerings, issuance of
   Operating Partnership Units, and other activity                       0             0        (3,680)        (3,680)
  Net income                                                             0             0        22,381         22,381
  Dividends paid ($1.45 per share)                                       0       (24,901)            0        (24,901)
  Dividends declared ($0.49 per share)                                   0        (9,465)            0         (9,465)
                                                                      ----     ---------      --------      ---------

BALANCE, DECEMBER 31, 1996                                            $193     $ 315,670      $(34,369)     $ 281,494
                                                                      ====     =========      ========      =========



        The accompanying notes are an integral part of these statements.

              GABLES RESIDENTIAL TRUST AND GABLES RESIDENTIAL GROUP
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                        GABLES
                                                                                    GABLES RESIDENTIAL TRUST       RESIDENTIAL GROUP
                                                                         -------------------------------------------  ------------
                                                                         YEAR ENDED      YEAR ENDED    JANUARY 26 TO  JANUARY 1 TO
                                                                         DECEMBER 31     DECEMBER 31    DECEMBER 31    JANUARY 25
                                                                            1996           1995            1994          1994
                                                                          ---------      ---------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  22,381      $  13,556      $  12,056      ($    92)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                                             20,240         13,601         10,208           825
   Equity in income of joint ventures                                          (280)           (64)          (255)          (15)
   Minority interest of unitholders in Operating Partnership                  4,640          4,029          3,768             0
   Extraordinary loss, net of minority interest                                 520            784            148             0
   Change in operating assets and liabilities:
     Restricted cash                                                         (2,366)        (1,695)        (1,526)        3,165
     Other assets                                                              (282)          (260)        (6,079)        1,134
     Other liabilities                                                        6,776           (863)         8,234        (2,703)
                                                                          ---------      ---------      ---------      --------
          Net cash provided by operating activities                          51,629         29,088         26,554         2,314
                                                                          ---------      ---------      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of outside partners' interests                                        0              0        (56,092)            0
Purchase and construction of real estate assets                            (194,886)      (148,475)       (89,124)       (3,329)
Investment in mortgage note receivable                                      (21,505)             0              0             0
Long-term land lease payments                                                (1,500)             0         (2,300)            0
Net proceeds from sale of real estate assets                                  3,968              0              0             0
Distributions received from joint ventures                                      327            241            222            89
                                                                          ---------      ---------      ---------      --------
     Net cash used in investing activities                                 (213,596)      (148,234)      (147,294)       (3,240)
                                                                          ---------      ---------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IPO, net of issuance costs                                          0              0        190,453             0
Proceeds from secondary share offerings, net of issuance costs               93,484         94,364          9,876             0
Proceeds from exercise of share options                                       1,430              0              0             0
Proceeds from Share Builder Plan                                                 32            177              0             0
Payments of filing costs for Share Builder Plan, Profit
    Sharing Plan and shelf registration statements                              (97)          (237)             0             0
Payments of deferred financing costs                                         (1,668)        (1,777)        (8,753)            0
Net proceeds from liquidation of defeasance trusts                                0              0            130             0
Payment of defeasance escrow requirements                                         0              0         (1,298)            0
Notes payable proceeds                                                      282,569        281,597        189,281         2,335
Notes payable repayments                                                   (178,507)      (224,643)      (219,426)       (4,179)
Principal escrow deposits                                                      (768)          (652)          (134)            0
Change in distributions payable and related party loans                           0              0         (2,597)         (498)
Capital contributions                                                             0              0          6,901           682
Capital distributions                                                             0              0        (26,475)       (5,523)
Dividends paid ($1.93, $1.83 and $1.225 per share, respectively)            (32,189)       (19,355)       (12,610)            0
Distributions paid ($1.93, $1.83 and $1.225 per Unit, respectively)          (6,463)        (5,855)        (3,920)            0
                                                                          ---------      ---------      ---------      --------
     Net cash provided by (used in) financing activities                    157,823        123,619        121,428        (7,183)
                                                                          ---------      ---------      ---------      --------

Net change in cash and cash equivalents                                      (4,144)         4,473            688        (8,109)
Cash and cash equivalents, beginning of period                                8,529          4,056          3,368        11,477
                                                                          ---------      ---------      ---------      --------
Cash and cash equivalents, end of period                                  $   4,385      $   8,529      $   4,056      $  3,368
                                                                          =========      =========      =========      ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $  24,749      $  20,669      $  11,212      $  1,566
     Interest capitalized                                                     4,373          7,481          3,031            54
                                                                          ---------      ---------      ---------      --------
     Cash paid for interest, net of amounts capitalized                   $  20,376      $  13,188      $   8,181      $  1,512
                                                                          =========      =========      =========      ========



        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.  ORGANIZATION AND FORMATION OF THE COMPANY

Gables Residential Trust is a self-administered and self-managed real estate investment trust (a "REIT") formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development,
construction,  and acquisition   operations of its privately owned predecessor
organization. The term "Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's initial public offering on January 26, 1994 (the "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors.

The Company currently engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Through its ownership of Gables GP, Inc. ("GGPI"), a Texas corporation and wholly-owned subsidiary of the Company that is the sole general partner of the Operating Partnership, and its ownership of a direct limited partnership interest in the Operating Partnership, the Company was an 84.6% economic owner of the Operating Partnership at December 31, 1996 (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The Company has had certain equity transactions subsequent to the IPO that have resulted in changes in its ownership interest in the Operating Partnership which was 76.0% at the completion of the IPO (Note 2). The Company's third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company"). The Management Companies also provide management services to the communities owned by the Company.

At December 31, 1996, Gables owned 46 completed multifamily apartment communities comprising 14,581 apartment homes, of which 30 were developed and 16 were acquired by the Company, and an indirect 25% general partner interest in two apartment communities developed by the Company, comprising 663 apartment
homes.   Two of these completed communities were in the lease-up stage as of
December 31, 1996. During January, 1997, the Company sold one of these communities comprising 486 apartment homes and acquired a community comprising 232 apartment homes. Additionally, the Company had nine multifamily apartment communities under development expected to comprise 2,515 apartment homes, including one community expected to comprise 231 apartment homes, for which the
land was acquired in January, 1997.   The Company also owns parcels of land for
the future development of three apartment communities expected to comprise 648 apartment homes and currently has contracts or options to acquire additional parcels of land for development of six apartment communities expected to comprise 1,898 apartment homes.

Pursuant to the Company's Declaration of Trust, Gables is authorized to issue 100,000,000 common shares, 10,000,000 preferred shares, and 51,000,000 excess shares, all of which have a par value of $0.01 per share. To date, no preferred or excess shares have been issued.

At the completion of the IPO on January 26, 1994, the Company sold 9,430,000 common shares (including 1,230,000 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $22.50 per share. The net proceeds to the Company from such sale totaled approximately $190 million. The Company issued an additional 700,555 common shares in connection with the Formation Transactions. Also concurrently with the IPO, the Company entered into and drew down approximately $79 million under a secured credit facility (the "Original Credit Facility"), including approximately $45 million in the form of letters of credit. The net proceeds of the IPO and initial draw-down under the Original Credit Facility were principally used (i) by the Company to acquire a 76.0% economic interest in the Operating Partnership, (ii) by the Company and the Operating Partnership to acquire minority interests in partnerships that directly or indirectly owned the communities acquired by Gables in connection with the IPO and Formation Transactions (the "IPO Communities"), (iii) by the Operating Partnership to acquire 99% of each Management Company's capital stock, with the Management Companies in turn using such proceeds to acquire the fee management business of the predecessor management companies of the Group (the "Predecessor Management Companies"), (iv) to acquire certain promissory notes issued by the Predecessor Management Companies, (v) to repay

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


or economically defease indebtedness with respect to the IPO Communities and the Predecessor Management Companies, (vi) with respect to the Original Credit Facility, to provide substitute letters of credit or replace backup security for existing credit enhancements with respect to indebtedness associated with the IPO Communities, (vii) to purchase interest rate protection agreements and pay deferred financing costs related to new indebtedness, and (viii) to acquire an existing apartment community, an apartment community that was substantially renovated in 1994 and certain development rights. In connection with the IPO and Formation Transactions, the Company wrote-off unamortized deferred financing costs related to notes payable satisfied with proceeds of the IPO ($2,092), wrote-off unamortized organization and deferred non-compete costs as a result of the Formation Transactions ($599), paid defeasance escrow requirements ($1,298), wrote-off accrued interest payable related to defeased indebtedness ($435), wrote-off deferred letter of credit fees forgiven in connection with the IPO ($1,075) and collected settlement proceeds from certain existing credit enhancement sources ($2,465). The net loss related to these items of $14 has been included in general and administrative expenses in the accompanying statement of operations for the period from January 1, 1994 to January 25, 1994.

2.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

SECONDARY OFFERINGS-

Since the IPO, the Company has had the following common share offerings:


                                      Number of        Net
                  Closing Date        Shares Issued  Proceeds
                  ------------------  -------------  --------
                  October 7, 1994       444,500      $ 9,876
                                      =========      =======

                  October 31, 1995    4,600,000      $94,364
                                      =========      =======

                  March 25, 1996        879,068      $20,630
                  September 17, 1996  1,725,000      $38,600
                  September 27, 1996  1,435,000      $34,254
                                      ---------      -------
                         1996 Totals  4,039,068      $93,484
                                      =========      =======


The proceeds from these offerings were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund the Company's development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

The Company issued the common shares in its 1995 and 1996 offerings under a $200 million shelf registration statement which is now exhausted. In October, 1996, Gables filed a new registration statement, covering the registration of up to $300 million of debt securities, common shares, preferred shares, and warrants or other rights to purchase common shares or preferred shares.

ISSUANCES OF OPERATING PARTNERSHIP UNITS -

On December 5, 1995, the Company acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Gables' operating performance relies predominantly on net operating income from the multifamily apartment communities it owns which are located in seven core cities in Georgia, Texas, and Tennessee. The Company recently entered an eighth market, Orlando, Florida, through an association with a subsidiary of the Walt Disney Company, and in connection therewith currently has two communities under development in Orlando.

Basis of Presentation

The accompanying consolidated financial statements of Gables Residential Trust include the consolidated accounts of Gables Residential Trust and its subsidiaries (including Gables Realty Limited Partnership and its subsidiaries). The accompanying combined financial statements of Gables Residential Group reflect the combined accounts of the Group. As a result of the structure of the business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or Units in the Operating Partnership. Pursuant to the terms of the partnership agreement of the Operating Partnership, as of January 26, 1995, the Operating Partnership became obligated to redeem Units at a unitholder's request for cash equal to the fair market value of a common share of the Company at the time of such redemption, provided that the Company at its option may elect to acquire any such Units presented for redemption for one common share of the Company. The Company intends to acquire such Units for common shares of the Company rather than to cause the Operating Partnership to redeem such Units for cash. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Gables Residential Trust have been adjusted for the minority interest of unitholders in the Operating Partnership. Since Units, if presented for redemption, are likely to be exchanged for the common shares of the Company on a one-for-one basis, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of common shares and Units outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets and Depreciation

Real estate assets are stated at depreciated cost. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements 19-40 years; furniture, fixtures and equipment 5-10 years).

The Company adopted Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. FAS 121 established new standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. There was no financial statement impact resulting from the adoption of FAS 121.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


Revenue Recognition

Rental: Gables leases its residential properties under operating leases with terms generally equal to one year or less. Rental income is recognized when earned which materially approximates revenue recognition on a straight-line basis.

Property management: Gables provides property management services for properties in which it does not own a controlling interest. Income is recognized when earned.

Development and construction services: Gables periodically provides development and construction services for properties in which it does not own a controlling interest. Income is recognized when earned on a percentage of completion basis.

Cash and Cash Equivalents

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds, and principal escrow bond funds.

Deferred Financing Costs and Amortization

Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable.

Interest Rate Protection Agreements

The Company uses interest rate protection agreements to manage its exposure to interest rate changes. These agreements are considered hedges of the Company's borrowings. Amounts paid to purchase such agreements are capitalized and amortized over the terms of the related agreements. Such amortization is included in amortization of deferred financing costs in the accompanying statements of operations.

Other Assets

The Company invested $21.5 million in an apartment community comprising 232 apartment homes on October 1, 1996 via a mortgage note receivable. The note receivable and related costs are included in other assets in the accompanying balance sheet at December 31, 1996 and interest income earned thereon is included in other revenues in the accompanying statement of operations for the year ended December 31, 1996. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full.

Investment in Joint Ventures

Gables' 25% general partner interests in Arbors of Harbortown JV and Metropolitan Apartments JV are accounted for on the equity method of accounting.

Per Share Data

Earnings per share with respect to the Company for the years ended December 31, 1996 and 1995 and the period from January 26, 1994 through December 31, 1994, is computed based upon the weighted average number of shares outstanding during the period. The impact of outstanding share options was not material (Note
14). Historical per share data with respect to periods ending prior to the IPO are not relevant since it is a presentation of the combined operations of partnerships and various corporations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


Reclassifications

Certain amounts have been reclassified in the 1995 and 1994 financial statements to conform to the 1996 presentation.

4.  REAL ESTATE ASSETS


Real estate assets, before accumulated depreciation, are as follows:

                                     December 31, 1996              December 31, 1995
                                   Basis          Units              Basis    Units
                                   -----          -----              -----    -----
Completed properties              $707,161        14,581           $489,404   11,283
Properties under development        74,690         2,284             96,015    1,983
Land held for future development     2,749           648              5,814      865
                                  --------        ------           ---------  ------
        Total   (a)               $784,600        17,513           $591,233   14,131
                                  ========        ======           =========  ======


(a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii) costs of approximately $3,700 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1995 to December 31, 1996 consisted of the following:


  Balance at December 31, 1995                                     $591,233
  Acquisitions, including renovation expenditures                   128,472
  Sale of real estate assets                                         (4,826)
  Development costs incurred, including related land acquisitions    65,867
  Capital expenditures for completed properties                       3,854
                                                                   --------
  Balance at December 31, 1996                                     $784,600
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

5.  DEFERRED CHARGES, NET

Deferred charges, net consist of the following:

                                             December 31,
                                            1996     1995
                                           -------  -------
Deferred financing costs                   $6,144   $6,678
Interest rate protection agreements costs   1,779    1,779
Deferred interest rate buydown costs          817      817
                                           ------   ------
                                            8,740    9,274
Less: accumulated amortization             (3,328)  (3,279)
                                           ------   ------
                                           $5,412   $5,995
                                           ======   ======

The costs of the interest rate protection agreements and the interest rate buydown on a mortgage note payable were funded with proceeds of the IPO. Deferred financing costs associated with the Company's loans that were refinanced from 1994 to 1996 were written off (Note 9).

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


6.  NOTES PAYABLE


Notes payable consist of the following:


                                                       December 31,
                                                       1996      1995
                                                   --------  --------
                  Conventional fixed-rate          $259,046  $173,944
                  Tax-exempt fixed-rate              67,270    67,385
                                                   --------  --------
                            Total fixed-rate        326,316   241,329
                  Tax-exempt variable-rate           44,930    44,930
                  Credit facilities                  19,075         0
                                                   --------  --------
                            Total notes payable    $390,321  $286,259
                                                   ========  ========


Conventional Fixed-Rate Notes Payable

At December 31, 1995, the fixed-rate notes payable were comprised of ten loans collateralized by twelve apartment communities included in real estate assets. At December 31, 1995, the interest rates on these notes payable ranged from 7.00% to 8.77% (weighted average of 8.15%) and the maturity dates ranged from September, 1997 through December, 2009.

Gables closed the final two loans during 1996 totaling $25,823 under its 1995 financing commitment from Teachers Insurance and Annuity Association. In July, 1996, the Company acquired an apartment community in Memphis, Tennessee and assumed a $19,762 mortgage note payable in connection with that acquisition. In November, 1996, Gables closed on a five-year unsecured $40,000 term loan which currently bears interest at LIBOR plus 1.25%. This loan is effectively fixed at an all-in rate of 6.60% after application of $40,000 of the $44,530 interest rate protection agreements discussed elsewhere herein. Although this loan is unsecured, there are two designated real estate assets that have escrowed mortgages. Upon the attainment of an investment grade rating by the Company, the escrowed mortgages will be released.

At December 31, 1996, the fixed-rate notes payable are comprised of the $40,000 term loan described above in addition to thirteen loans collateralized by fifteen apartment communities included in real estate assets. At December 31, 1996, the interest rates on these notes payable ranged from 6.60% to 8.77% (weighted average of 7.88%) and the maturity dates range from September, 1997 through December, 2009. Principal amortization payments are required on a monthly basis for all notes payable, except the $40,000 term loan, based on amortization schedules ranging from 25 to 30 years. Additionally, certain of the notes payable do not require the principal amortization payments to begin until specified dates in 1997 and 1998.

Tax-Exempt Fixed-Rate Notes Payable

At December 31, 1996 and 1995, the tax-exempt, fixed-rate indebtedness was comprised of three loans. One such loan was closed in August, 1994, has a principal balance of $48,365, and is collateralized by three communities induced
for tax-exempt financing and three additional communities.   Principal
amortization payments based on a 30 year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 1996 and 1995 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August, 2004. The three underlying tax-exempt bond issues mature in August, 2024. The other two loans that closed in January, 1995 represent a $19,020 tax-exempt bond financing secured by two apartment communities. Both bond issues were credit enhanced for an annual fee of 0.60%. The bonds bear interest at a weighted average rate of 7.03% on a fixed basis for 30 years. Principal amortization payments are due in January each year pursuant to the terms of the bond documents. Gables is required to make monthly escrow payments each year totaling the annual principal payment due to the bondholders in the month of January thereafter. Monthly principal escrow payments are included in restricted cash until the January payments are made. One of these loans, with an outstanding principal balance of $6,975 at December 31, 1996, was economically defeased in January, 1997 in connection with the sale of the property.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


The tax-exempt bonds contain certain covenants which require minimum rentals to individuals based upon income levels specified by U.S. government programs, as defined.

Tax-Exempt Variable-Rate Notes Payable

At December 31, 1996 and 1995, the variable-rate mortgage notes payable securing tax-exempt bonds were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. The tax-exempt bonds contain certain covenants which require minimum rentals to individuals based upon income levels specified by U.S. government programs, as defined. These bonds bear interest at a variable rate of interest, adjusted weekly based upon a negotiated rate. The interest rate in effect at December 31, 1996 and 1995 was 4.2% and 5.3%, respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. The tax-exempt variable rate in effect at January 31, 1997 and 1996 was 3.6% and 3.3%, respectively. The effective interest rates were 3.5% and 3.9% for the years ended December 31, 1996 and 1995 and ranged from 3.0% to 3.2% for the year ended December 31, 1994. The bonds are currently secured by four letters of credit provided by the New Credit Facility totaling approximately $46 million. The fee for these letters of credit was 1.5% per annum through June 30, 1995, 1.25% per annum through March, 1996, and is currently 1.0% per annum. These bonds are subject to mandatory redemption on the related letter of credit termination date, each of which is March, 1999. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

$175 Million Credit Facility

In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility") which had an initial maturity of January, 1997. Borrowings under the Original Credit Facility were recourse to the Company and bore interest at LIBOR plus 1.90% (reduced from 2.25% in December, 1994). Additionally, fees associated with letters of credit issued thereunder for the Company's tax-exempt variable-rate bonds were 1.25% per annum (reduced from 1.50% in July, 1995).

In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "$175 Million Credit Facility") that replaced the Original Credit Facility. Although the New Credit Facility is unsecured, there are certain designated real estate assets that have escrowed mortgages. Upon the attainment of an investment grade rating by the Company, the escrowed mortgages will be released. The New Credit Facility has an initial term of three years and three one-year extension options. Borrowings currently bear interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) and letter of credit fees for the Company's tax-exempt variable-rate bonds are 1.00% per annum. Under the New Credit Facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the New Credit Facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the New Credit Facility is based on the collateral value of the real estate assets with escrowed mortgages and the debt service coverage ratio of communities pledged as collateral under other recourse loans. As of December 31, 1996, the Company had approximately $45.8 million of letters of credit issued under the New Credit Facility and had $18.0 million in borrowings outstanding thereunder and, therefore, had approximately $111.2 million of remaining capacity on the $175 million available under the facility.

$20 Million Credit Facility

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Borrowings currently bear interest at LIBOR plus 1.50%. At December 31, 1996, the Company had $1,075 in borrowings outstanding under this facility.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


Restrictive Covenants

Certain of the Company's debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

Maturities

The aggregate maturities of notes payable at December 31, 1996 are as follows:


1997                        $ 11,893(a)
1998                           2,315
1999                          65,511(b)
2000                           2,791
2001                          43,022
2002 and thereafter          264,789
                            --------
                            $390,321
                            ========


(a) Maturities in 1997 include $9,377 for the balance due on maturity of a conventional mortgage note payable which was repaid February 28, 1997 and $1,075 related to the $20 Million Credit Facility.

(b) Maturities in 1999 include $44,930 of four variable-rate notes payable securing tax-exempt bonds and $18,000 related to the $175 Million Credit Facility. The bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 1999. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

Interest Rate Protection Agreements

Gables has four interest rate protection agreements in place at December 31, 1996, the terms of which are discussed below:

                                                 Notional        Strike        Effective         Termination
           Description of Agreement               Amount        Price (a)         Date              Date
           ------------------------               ------        ---------         ----              ----

           LIBOR, 30-day - "Rate Cap"            $44,530          6.25%         01/27/94         01/30/99

           LIBOR, 30-day - "Rate Swap"           $44,530          5.35%         08/30/96         08/30/99(b)

           LIBOR, 30-day - "Rate Cap"            $50,000          6.45%         01/30/97         12/31/97

           LIBOR, 30-day - "Rate Cap"            $35,470          5.13%         01/27/94         01/30/97



(a)  The 30-day LIBOR rate in effect at December 31, 1996 was 5.66%.

(b) This is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


Joint Venture Indebtedness

The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to the Company up to $1.0 million (this amount is fully cash-collateralized and is held by the Arbors of Harbortown
JV), bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The credit enhancement for the bond obligation expires in May, 2001. The Metropolitan Uptown apartment community secures a conventional variable-rate loan with $16.5 million outstanding at December 31, 1996, 25% of which has been guaranteed by the Company. The loan has a maturity date of June 30, 1997, subject to a three year extension option, and currently bears interest at a rate of 7.20% which has been locked-in for a three year period expiring July, 1998.

7.  COMMITMENTS AND CONTINGENCIES

Purchase Contracts

The Company is under contract or option to purchase six land parcels. There can be no assurance that the Company will acquire these land parcels, however it is the Company's intent to develop an apartment community on each such land parcel, if purchased. The Company is pursuing other acquisition and development opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

Sale Contract

In January, 1997, the Company sold one of its completed apartment communities comprising 486 apartment homes. The net sales proceeds were used to (i) defease the related tax-exempt bond indebtedness which had a principal balance of $6,975 at December 31, 1996 and (ii) paydown outstanding borrowings under the Company's credit facilities.

Office Leases

Gables is party to office operating leases with terms expiring through 1998. Future minimum lease payments and rent expense for such leases are not material.

Contingencies

The various entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of Gables.

8.  PROPERTY MANAGEMENT EXPENSES

The Company manages its owned properties, as well as properties owned by third and related parties for which the Company provides services for a fee.
Property management expenses have been allocated between owned and third/related party properties in the accompanying statements of operations based on the proportionate number of owned and third/related party apartment homes managed by the Company during the applicable periods.

9.  EXTRAORDINARY LOSS, NET

Extraordinary loss, net of $520 for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's Original Credit Facility, net of the $111 portion of the loss attributable to the minority interest unitholders.
The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with the New Credit Facility.

Extraordinary loss, net of $784 for the year ended December 31, 1995 represents the write-off of unamortized deferred financing costs totaling $955 associated with the early retirement of the Company's construction loans, net of the $171 portion of the loss attributable to the minority interest unitholders.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Extraordinary loss, net of $148 for the period January 26, 1994 to December 31, 1994 represents extraordinary losses totaling $278 related to the write-off of unamortized deferred financing costs associated with certain refinancings in 1994, offset in part by an extraordinary gain of $130 related to the excess proceeds received from the liquidation of defeasance trusts established in connection with the IPO.

10.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 1996.
Although management is not aware of any factors that would significantly effect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents

Gables estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes payable

Gables estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

Interest rate protection agreements

Gables estimates that the fair value of its four interest rate protection agreements approximates the $447 net carrying value of these agreements at December 31, 1996. Estimated fair value is based on the value of cash flows arising in the difference in the strike price per the agreement and projected LIBOR rates. The net carrying value of these agreements is included in deferred charges, net in the accompanying balance sheets.

11.  INCOME TAXES

Periods ended after the IPO

Gables has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. As a result, Gables generally will not be subject to Federal income taxation at the corporate level to the extent it distributes annually at least 95.0% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 and for the period from January 26, 1994 to December 31, 1994. Additionally, certain subsidiaries of Gables, formed to provide management and other services to third and related parties, are taxed based on reportable income. The tax attributes of these entities are immaterial to the accompanying consolidated financial statements.

Periods ended prior to the IPO

Gables Residential Group is not a legal entity subject to income taxes.
No federal or state income taxes are applicable to the predecessor entities that managed and owned the multifamily apartment communities; accordingly, none have been provided for in the accompanying financial statements. These entities were primarily partnerships whose partners were required to include their respective share of profits and losses in their individual income tax returns. The Predecessor Management Companies are corporations whose net profits were subject to federal and state income taxes; however, no income tax provision was provided since these entities had no tax liability for the period ended January 25, 1994.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


The tax attributes of the owners' net assets flow directly to each individual owner. Individual owners will have different investment bases depending upon the timing and prices of their acquisition of partnership units. Further, each owner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements.

Accordingly, there could be significant differences between each individual owner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, Gables does not have access to information about each individual owner's tax attributes in Gables, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, in Gables' circumstances, the aggregate difference would be meaningful information.

12.  PROFIT SHARING PLAN

Eligible employees of Gables may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. Gables also has the discretion to make matching contributions, currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 1996, 1995 and 1994 were not material.

During January, 1996, the Company added the Gables Residential Trust Stock Fund (the "Fund") as an investment option for the plan. The Fund is comprised of common shares of the Company. In connection therewith, 100,000 common shares were registered for issuance under the plan. The plan trustee will purchase common shares of the Company for the Fund, at the direction of the plan investment committee, either on the open market or directly from the Company.

13.  DIVIDENDS AND SHARE BUILDER PLAN

The Company has declared and paid dividends for the years ended December 31, 1996, 1995 and 1994 as follows:



                          Per Share Dividends                    Shareholder Tax Treatment
                          -------------------                    -------------------------
                     First Qtr to          Fourth            Return of              Ordinary
     Year             Fourth Qtr.          Qtr.(a)            Capital                 Income
     ----             ----------           -------            -------                 ------
     1996              $1.940              $0.49              29.1%                   70.9%
     1995              $1.860              $0.48              28.7%                   71.3%
     1994              $1.675              $0.45              26.6%                   73.4%


(a) The fourth quarter dividends for each year were declared in December of the related year and were paid in the January thereafter.

14.  1994 SHARE OPTION AND INCENTIVE PLAN

The Company adopted the 1994 Share Option and Incentive Plan (the "Plan") to provide incentives to officers, employees and non-employee trustees. The Plan provides for the grant of options to purchase a specified number of common shares ("Options") or the grant of restricted or unrestricted common shares ("Restricted Shares" or "Unrestricted Shares"). Under the Plan, as amended, the total number of shares available for grant is 8% of the total number of common shares and Units (other than common shares or Units held by the Company or its subsidiaries) outstanding at any time and the number of common shares which may be issued as Restricted Shares or Unrestricted Shares is equal to 50% of the number of shares available for issuance under the Plan at such time.

To date, Options have been granted in two series during each of 1994, 1995 and 1996 with an exercise price equal to the fair value of the Company's common shares on the dates the Options were granted. The Options granted are generally exercisable in installments over three years beginning one year after the date of grant. At December 31, 1996, 903,687 common shares are subject to outstanding Options granted to officers, employees and trustees of the Company, of which Options to purchase approximately 560,000 shares are currently exercisable.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


The total number of common shares reserved for issuance under the Plan at December 31, 1996 is 1,827,626 which is equal to 8% of the total number of common shares and Units outstanding at that time.

A summary of the Options activity for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                             1996                             1995                 1994
                                             ----                             ----                 ----
Balance, beginning of year                 772,875                          678,475                   0
Granted                                    269,600                          110,000             691,600
Forfeited                                  (71,510)                         (15,600)            (13,125)
Exercised                                  (67,278)                               0                   0
                                           -------                          -------             -------
Balance, end of year                       903,687                          772,875             678,475
                                           =======                          =======             =======


Option prices:
 Granted                           $22.750- $23.00                $19.125 - $20.375     $19.50 - $22.50
 Forfeited                         $19.500- $22.75                $19.500 - $22.500              $22.50
 Exercised                         $19.500- $22.50                              N/A                 N/A
Balance, end of year               $19.125- $23.00                $19.125 - $22.500     $19.50 - $22.50


The Company accounts for stock options issued under the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, since all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1996     1995
                                                        -------  -------
       Net income:              As Reported             $22,381  $13,556
                                Pro Forma               $22,258  $13,522

       Earnings per share:      As Reported             $  1.33  $  1.19
                                Pro Forma               $  1.33  $  1.18


Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted is $1.91 and $1.45 for 1996 and 1995, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing models with the following weighted-average assumptions for grants in 1996 and 1995, respectively: risk free interest rates of 6.44% and 6.42%; expected lives of
4.90 and 6.64; dividend yields of 8.43% and 8.94%, and expected volatility of 19% and 19%.

On February 21, 1997, the Company granted 22,970 Unrestricted Shares and 45,940 Restricted Shares (collectively, the "Share Grants") to certain officers and employees of the Company. The Share Grants were awarded based on the closing price of the Company's common shares on February 21, 1997 of $25.875. The Company has accrued approximately $600 as of December 31, 1996 equal to the value of the Unrestricted Shares. The Restricted Shares vest ratably over a two-year period beginning January 1, 1998. Upon issuance of the Share Grants in 1997, the approximate $1,800 value of the Share Grants will be recorded in shareholders' equity and the approximate $1,200 value of the Restricted Shares will be recorded to a deferred compensation component of shareholders' equity. Such deferred compensation will be amortized ratably over the two-year vesting period.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:





                                           YEAR ENDED DECEMBER 31, 1996
                                           ----------------------------

                                         First    Second   Third    Fourth
                                        Quarter  Quarter  Quarter  Quarter
                                        ----------------------------------
      Revenues                          $24,442  $28,143  $31,768  $31,828
      Income before minority interest
        and extraordinary loss, net       6,326    6,549    7,005    7,661
      Minority interest of unitholders
        in Operating Partnership         (1,126)  (1,117)  (1,215)  (1,182)
      Extraordinary loss, net of
        minority interest                  (520)       0        0        0
      Net income                          4,680    5,432    5,790    6,479
      Earnings per share:
        Income before extraordinary
         loss, net                      $  0.34  $  0.34  $  0.35  $  0.33
        Net income                      $  0.31  $  0.34  $  0.35  $  0.33



                                          YEAR ENDED DECEMBER 31, 1995
                                          -----------------------------

                                         First    Second   Third    Fourth
                                        Quarter  Quarter  Quarter  Quarter
                                        ----------------------------------

      Revenues                          $18,445  $19,031  $21,133  $23,151
      Income before minority interest
        and extraordinary loss, net       4,225    4,276    4,306    5,562
      Minority interest of unitholders
        in Operating Partnership           (981)    (994)  (1,000)  (1,054)
      Extraordinary loss, net of
        minority interest                     0        0        0     (784)
      Net income                          3,244    3,282    3,306    3,724
      Earnings per share (a):
        Income before extraordinary
         loss, net                      $  0.31  $  0.31  $  0.31  $  0.32
        Net income                      $  0.31  $  0.31  $  0.31  $  0.27



(a) The total of the four quarterly amounts for net income per share for the year ended December 31, 1995 does not equal the total for the year. This difference results from the use of a weighted average to compute the number of shares outstanding for each quarter and the year.

                                                                    SCHEDULE III
GABLES RESIDENTIAL TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)

                                                                                                   Gross Amount at Which
                                                                Initial Costs        Costs       Carried at Close of Period
                                   Number of                 -------------------  Capitalized   ----------------------------
                                   Apartment   Related             Buildings and   Subsequent         Buildings and
      Apartment Description          Homes   Encumbrances    Land   Improvements To Acquisition  Land  Improvements    Total
      ---------------------          -----   ------------    ----   ------------ --------------  ----  ------------    -----
COMPLETED COMMUNITIES:
HOUSTON, TEXAS
     Baybrook Village                 776     $ ----(1)     $2,875     $17,479     $ 2,408     $2,875     $19,887     $22,762
     Gables Bradford Place            372       ----(1)      2,072           0      15,195      2,072      15,195      17,267
     Gables Bradford Pointe           360      7,271(2)      1,660           0       9,521      1,660       9,521      11,181
     Gables CityPlaza                 246       ----(1)      2,889           0      10,466      2,889      10,466      13,355
     Gables Cityscape                 252      9,214         4,313           0      12,557      4,313      12,557      16,870
     Gables CityWalk/Waterford Sq.    317     11,674         4,246       3,441      11,929      5,055      14,561      19,616
     Gables Edgewater                 292      9,466         1,607           0      11,295      1,838      11,064      12,902
     Gables Meyer Park                345     16,200(3)      3,398           0      13,530      3,418      13,510      16,928
     Gables Piney Point               246     11,857(4)      2,794           0      10,798      2,794      10,798      13,592
     Gables Pin Oak Green             582       ----(5)      7,511      28,543         103      7,511      28,646      36,157
     Gables Pin Oak Park              477       ----(5)      6,234      23,288          85      6,234      23,373      29,607
     Gables River Oaks                228       ----(1)      4,935      16,200         148      4,935      16,348      21,283
     Rivercrest                       140      3,293(2)        500       3,706         981        582       4,605       5,187
     Westhollow Park                  412       ----(1)      2,000       5,790       2,615      2,000       8,405      10,405
ATLANTA, GEORGIA
     Briarcliff Gables                104       ----(1)      1,322           0       6,446      1,322       6,446       7,768
     Buckhead Gables                  162       ----         2,978         993       3,670      2,978       4,663       7,641
     Club Candlewood                  486      6,975(6)        500       3,065       5,221        674       8,112       8,786
     Dunwoody Gables                  311     15,920(3)      3,567           0      14,248      3,567      14,248      17,815
     Gables Cinnamon Ridge            200       ----(1)      1,500       6,239         280      1,500       6,519       8,019
     Gables Cityscape                 192       ----(1)      2,250       5,750         312      2,250       6,062       8,312
     Gables Over Peachtree            263       ----(1)      2,644       8,400       9,365      2,644      17,765      20,409
     Gables Wood Arbor                140      7,130           915           0       5,988        915       5,988       6,903
     Gables Wood Crossing             268     11,650         1,605           0      12,124      1,605      12,124      13,729
     Gables Wood Glen                 380      9,666(2)      1,323           0      16,333      1,487      16,169      17,656
     Gables Wood Knoll                312      7,715(2)      1,865      10,856       1,554      1,865      12,410      14,275
     Lakes at Indian Creek            603     11,930         1,400       9,100       3,155      1,392      12,263      13,655
     Roswell Gables                   384     20,743(3)      3,231           0      18,084      3,231      18,084      21,315
     Spalding Gables                  252     14,054(3)      2,292           0      13,876      2,292      13,876      16,168
     Wildwood Gables                  546     26,640(4)      4,810       1,100      22,049      4,810      23,149      27,959
DALLAS, TEXAS
     Arborstone                       536       ----(1)      1,022       7,815       1,397      1,022       9,212      10,234
     Gables Green Oaks I              300       ----(1)        737           0      15,661        737      15,661      16,398
     Gables at Pearl Street           108       ----(1)      1,680           0       7,474      1,680       7,474       9,154
     Gables Preston                   126       ----(1)      1,056           0       7,813      1,056       7,813       8,869
     Gables Spring Park               188       ----(1)        901           0      11,337        901      11,337      12,238
     Gables Turtle Creek              150       ----         2,181      11,001           0      2,181      11,001      13,182
     Gables Valley Ranch              319     14,503(4)      1,899           0      14,544      1,899      14,544      16,443
MEMPHIS, TENNESSEE
     Gables Cordova                   464     10,790(2)      1,865           0      23,776      1,865      23,776      25,641
     Gables Stonebridge               500     19,665         2,312      23,674         118      2,312      23,792      26,104
NASHVILLE, TENNESSEE
     Brentwood Gables                 254     13,481(3)        849           0      15,636        849      15,636      16,485
     Gables Hendersonville            364      9,630(2)      1,182           0      14,625      1,237      14,570      15,807
     Gables Hickory Hollow I          272     12,750           974           0      11,869        974      11,869      12,843
     Gables Hickory Hollow II         276     13,400         1,027           0      11,877      1,027      11,877      12,904

                                                  Year Construction
                                                   / Substantial
                                   Accumulated       Renovation       Year   Acquisition
                                   Depreciation       Complete      Acquired   Comments
                                   ------------       --------      --------   --------
COMPLETED COMMUNITIES:
HOUSTON, TEXAS
     Baybrook Village                 $4,148             1981          1990      (7)
     Gables Bradford Place             2,407             1991          1990      (8)
     Gables Bradford Pointe            2,162             1990          1989      (8)
     Gables CityPlaza                    599             1995          1994      (8)
     Gables Cityscape                  1,916             1991          1990      (8)
     Gables CityWalk/Waterford Sq.     2,495          1990/1985     1989/1992  (8),(7)
     Gables Edgewater                  1,943             1990          1990      (8)
     Gables Meyer Park                 1,817             1993          1992      (8)
     Gables Piney Point                1,083             1994          1992      (8)
     Gables Pin Oak Green                719             1990          1996      (7)
     Gables Pin Oak Park                 590             1992          1996      (7)
     Gables River Oaks                   343             1993          1996      (7)
     Rivercrest                        1,130             1982          1987      (7)
     Westhollow Park                   1,663           1978-79         1990      (7)
ATLANTA, GEORGIA
     Briarcliff Gables                   353             1995          1994      (8)
     Buckhead Gables                     455           1964/1994       1993    (7),(9)
     Club Candlewood                   1,296           1969/1993       1992    (7),(9)
     Dunwoody Gables                     567             1995          1994      (8)
     Gables Cinnamon Ridge               590             1980          1994      (7)
     Gables Cityscape                    745             1989          1994      (7)
     Gables Over Peachtree               848           1970/1996       1995    (7),(9)
     Gables Wood Arbor                 1,834             1987          1985      (8)
     Gables Wood Crossing              4,297            1985-86        1983      (8)
     Gables Wood Glen                  5,078             1983          1983      (8)
     Gables Wood Knoll                 2,688             1984          1990     (10)
     Lakes at Indian Creek             1,746            1969-72        1993      (7)
     Roswell Gables                      852             1995          1994      (8)
     Spalding Gables                     602             1995          1994      (8)
     Wildwood Gables                   2,956          1972/1992-93     1991    (7),(9)
DALLAS, TEXAS
     Arborstone                        1,028             1985          1993      (7)
     Gables Green Oaks I                 239             1996          1994      (8)
     Gables at Pearl Street              401             1995          1994      (8)
     Gables Preston                      356             1995          1994      (8)
     Gables Spring Park                  370             1996          1994      (8)
     Gables Turtle Creek                 156             1995          1996      (7)
     Gables Valley Ranch               1,238             1994          1993      (8)
MEMPHIS, TENNESSEE
     Gables Cordova                    7,040             1986          1985      (8)
     Gables Stonebridge                  384           1993-96         1996      (7)
NASHVILLE, TENNESSEE
     Brentwood Gables                    472             1996          1994      (8)
     Gables Hendersonville             2,927             1991          1989      (8)
     Gables Hickory Hollow I           4,496             1988          1985      (8)
     Gables Hickory Hollow II          4,939             1987          1985      (8)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


GABLES RESIDENTIAL TRUST                                            SCHEDULE III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)


                                                                                                        Gross Amount at Which
                                                                     Initial Costs        Costs       Carried at Close of Period
                                   Number of                       -------------------  Capitalized   ----------------------------
                                   Apartment    Related                  Buildings and  Subsequent            Buildings and
      Apartment Description          Homes    Encumbrances         Land  Improvements To Acquisition  Land    Improvements    Total
      ---------------------          -----    ------------         ----  ---------------------------  ----    ------------    -----
COMPLETED COMMUNITIES (CONT.):
SAN ANTONIO, TEXAS
     Gables Colonnade I               312     $   ------(1)     $  1,616   $      0    $   13,713   $  1,616   $ 13,713   $   15,329
     Gables Wall Street               232         10,457(3)        1,223          0        11,400      1,223     11,400       12,623
AUSTIN, TEXAS
     Gables Great Hills               276         12,830(3)        1,475          0        10,209      1,475     10,209       11,684
     Gables Town Lake                 256         12,342(3)            0          0        13,701          0     13,701       13,701
                                   ---------------------        --------------------------------------------------------------------
CATEGORY TOTAL                     14,581     $  331,246        $101,235   $186,440    $  419,486   $102,762   $604,399   $  707,161
                                   =====================        ====================================================================
DEVELOPMENT COMMUNITIES:
ATLANTA, GEORGIA
     Gables Vinings                   315         ------           3,679          0         7,560      3,679      7,560       11,239
     Roswell Gables II                284         ------           3,275          0         4,209      3,275      4,209        7,484
     Gables at Sugarloaf              386         ------           3,249          0           357      3,249        357        3,606
AUSTIN, TEXAS
     Gables Central Park              273         ------               0          0        11,231          0     11,231       11,231
     Gables Bluffstone                256         ------           2,127          0           689      2,127        689        2,816
MEMPHIS, TENNESSEE
     Gables Quail Ridge               238         ------           1,053          0        15,228      1,053     15,228       16,281
     Gables Germantown                252         ------           1,479          0        17,450      1,479     17,450       18,929
ORLANDO, FLORIDA
     Gables at Little Lake Bryan I    280         ------           2,484          0           619      2,484        619        3,103
                                   ---------------------        --------------------------------------------------------------------
CATEGORY TOTAL                      2,284     $        0        $ 17,346   $      0    $   57,344   $ 17,346   $ 57,344   $   74,690
                                   =====================        ====================================================================

LAND HELD FOR FUTURE DEVELOPMENT:
DALLAS, TEXAS
     Gables Green Oaks II             250         ------(1)          600          0             0        600          0          600
SAN ANTONIO, TEXAS
     Gables Colonnade II              250         ------(1)        1,549          0             0      1,549          0        1,549
MEMPHIS, TENNESSEE
     Gables Quail Ridge II            148         ------             600          0             0        600          0          600
                                   ---------------------        --------------------------------------------------------------------
CATEGORY TOTAL                        648     $        0        $  2,749   $      0    $        0   $  2,749   $      0   $    2,749
                                   =====================        ====================================================================

     GRAND TOTALS                  17,513     $  331,246        $121,330   $186,440    $  476,830   $122,857   $661,743   $  784,600
                                   =====================        ====================================================================

                                                  Year Construction
                                                   / Substantial
                                   Accumulated       Renovation     Year   Acquisition
                                   Depreciation       Complete    Acquired   Comments
                                   ------------       --------    --------   --------
COMPLETED COMMUNITIES(CONT.):
SAN ANTONIO, TEXAS
     Gables Colonnade I            $   675              1995         1994     (8)
     Gables Wall Street                451              1996         1994     (8)
AUSTIN, TEXAS
     Gables Great Hills              1,148              1993         1992     (8)
     Gables Town Lake                  476              1996         1994   (8),(11)
                                   -------
CATEGORY TOTAL                     $74,718
                                   =======

DEVELOPMENT COMMUNITIES:
ATLANTA, GEORGIA
     Gables Vinings                      0              1997(12)     1995     (8)
     Roswell Gables II                   0              1998(12)     1996     (8)
     Gables at Sugarloaf                 0              1999(12)     1996     (8)
AUSTIN, TEXAS
     Gables Central Park                 0              1997(12)     1996   (8),(11)
     Gables Bluffstone                   0              1998(12)     1996     (8)
MEMPHIS, TENNESSEE
     Gables Quail Ridge                 88              1997(12)     1994     (8)
     Gables Germantown                  97              1997(12)     1994     (8)
ORLANDO, FLORIDA
     Gables at Little Lake Bryan I       0              1998(12)     1996     (8)
                                   -------
CATEGORY TOTAL                     $   185
                                   =======

LAND HELD FOR FUTURE DEVELOPMENT:
DALLAS, TEXAS
     Gables Green Oaks II                0         Not scheduled     1994     (8)
SAN ANTONIO, TEXAS
     Gables Colonnade II                 0         Not scheduled     1994     (8)
MEMPHIS, TENNESSEE
     Gables Quail Ridge II               0         Not scheduled     1996     (8)
                                   -------
CATEGORY TOTAL                     $     0
                                   =======

     GRAND TOTALS                  $74,903
                                   =======


(1) Upon the attainment of an investment grade rating by the Company, these properties, which currently have mortgages held in escrow related to the $175 Million Credit Facility, will be unencumbered.


(2) These properties together secure a $48,365 tax-exempt fixed rate mortgage note payable. The principal balance outstanding under the note has been allocated to these properties proportionately based on each property's 1996 net operating income (equal to total property revenues less property operating and maintenance expenses, exclusive of depreciation expense).

(3) Upon the attainment of a BBB or equivalent rating by the Company, these properties, which currently secure financing provided by Teachers Insurance and Annuity Association, will be unencumbered at the Company's option.

(4) These properties together secure a $53,000 conventional fixed rate mortgage note payable. The principal balance outstanding under the note has been allocated to these properties proportionately based on each property's 1996 net operating income (equal to total property revenues less property operating and maintenance expenses, exclusive of depreciation expense).

(5) Upon the attainment of an investment grade rating by the Company, these properties, which currently have mortgages held in escrow related to a $40 million term loan, will be unencumbered.

(6) This property was sold in January, 1997, and in connection with that sale, the bonds encumbering the property were defeased.

(7)      Acquisition of existing apartment community.

(8)      Acquisition of land for development.

(9)      Property was substantially renovated following acquisition.

(10) Property was developed by Gables, sold and subsequently reacquired through foreclosure.

(11)     Land subject to a long-term lease.

(12)     Represents the year in which construction is expected to be completed.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


GABLES RESIDENTIAL TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)



Depreciation of the Company's real estate assets is calculated over the following estimated useful lives on a straight line basis:


                 Buildings and Improvements  --  19 to 40 years
                 Furniture, Fixtures and Equipment  --  5 to 10 years


A summary of activity for real estate investments and accumulated depreciation is as follows:


                                              Year ended December 31
                                        ------------------------------------
                                         1996           1995         1994
                                         ----           ----         ----
Real estate investments:

Balance, beginning of year              $ 591,233      $437,782     $290,903
Additions                                 198,193       153,451      146,879
Sales                                      (4,826)            0            0
                                        ---------      --------     --------
Balance, end of year                    $ 784,600      $591,233     $437,782
                                        =========      ========     ========


Accumulated Depreciation:

Balance, beginning of year              $  57,343      $ 45,010     $ 35,594
Depreciation                               18,457        12,333        9,416
Sales                                        (897)            0            0
                                        ---------      --------     --------
Balance, end of year                    $  74,903      $ 57,343     $ 45,010
                                        =========      ========     ========
