Form 10-Q
period 1997-03-31
GABLES RESIDENTIAL TRUST
filed 1997-05-09
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

        Common shares of beneficial interest, par value $0.01 per share,
                               19,399,456 shares
                 The number of shares outstanding of each of the
                     registrant's classes of common stock,
                              as of April 30, 1997

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


Part I - Financial Information
-------------------------------

Item 1: Financial Statements

     Consolidated Balance Sheets of Gables Residential Trust as of March 31, 1997 and December 31, 1996.

     Consolidated Statements of Operations of Gables Residential Trust for the three months ended March 31, 1997 and 1996.

     Consolidated Statements of Cash Flows of Gables Residential Trust for the three months ended March 31, 1997 and 1996.

     Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information
---------------------------

Item 1: Legal Proceedings
Item 2: Changes in Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K

Signature

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            GABLES RESIDENTIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       March 31,    December 31,
                                                                         1997         1996
                                                                         ----         ----
ASSETS:
-------
Real estate assets: (Note 7)
   Land ............................................................   $ 109,534    $ 102,762
   Buildings .......................................................     599,708      558,569
   Furniture, fixtures and equipment ...............................      47,755       45,830
   Construction in progress ........................................      62,002       74,690
   Land held for future development ................................       2,749        2,749
                                                                        --------     --------
      Real estate assets before accumulated depreciation ...........     821,748      784,600
   Less:  accumulated depreciation .................................     (78,803)     (74,903)
                                                                        --------     --------
     Net real estate assets ........................................     742,945      709,697

Cash and cash equivalents ..........................................       2,882        4,385
Restricted cash ....................................................       6,185        8,430
Deferred charges, net ..............................................       4,612        5,412
Other assets, net ..................................................       9,411       31,736
                                                                        --------     --------
     Total assets ..................................................   $ 766,035    $ 759,660
                                                                        ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Notes payable ......................................................   $ 402,613    $ 390,321
Accrued interest payable ...........................................       1,882        1,811
Dividend payable (Note 8) ..........................................       9,506        9,465
Real estate taxes payable ..........................................       3,793        9,785
Accounts payable and accrued expenses - construction ...............       6,598        6,218
Accounts payable and accrued expenses - operating ..................       3,664        5,455
Security deposits ..................................................       1,975        1,968
                                                                         -------      -------
     Total liabilities .............................................     430,031      425,023
                                                                         -------      -------

Minority interest of unitholders in Operating Partnership ..........      53,169       53,143
                                                                         -------      -------

Shareholders' equity:
  Common shares, $0.01 par value, 100,000,000 shares authorized,
  19,399,147 and 19,317,098 shares issued and outstanding at
  March 31, 1997 and December 31, 1996, respectively ...............         194          193
  Additional paid-in capital .......................................     308,207      315,670
  Deferred long-term compensation ..................................      (1,040)           0
  Accumulated earnings (deficit) ...................................     (24,526)     (34,369)
                                                                        --------     --------
     Total shareholders' equity ....................................     282,835      281,494
                                                                        --------     --------
     Total liabilities and shareholders' equity ....................   $ 766,035    $ 759,660
                                                                        ========     ========



      The accompanying notes are an integral part of these balance sheets.



                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  Three Months Ended March 31,
                                                                                      1997        1996
                                                                                      ----        ----

Rental revenues ................................................................   $ 29,483    $ 22,139
Other property revenues ........................................................      1,338       1,061
                                                                                   --------    --------
     Total property revenues ...................................................     30,821      23,200
                                                                                   --------    --------

Property management revenues ..................................................         799         980
Other ..........................................................................        612         262
                                                                                   --------    --------
     Total other revenues ......................................................      1,411       1,242
                                                                                   --------    --------

     Total revenues ............................................................     32,232      24,442
                                                                                   --------    --------

Property operating and maintenance (exclusive of items shown
     separately below) .........................................................     11,058       8,070
Depreciation and amortization ..................................................      5,337       3,732
Amortization of deferred financing costs .......................................        281         350
Property management - owned (Note 4) ...........................................        828         657
Property management - third party (Note 4) .....................................        640         769
General and administrative .....................................................        881         714
Interest .......................................................................      5,815       3,808
Credit enhancement fees ........................................................        128         164
                                                                                   --------    --------
     Total expenses ............................................................     24,968      18,264
                                                                                   --------    --------

Income before equity in income of joint ventures and interest income ...........      7,264       6,178
Equity in income of joint ventures .............................................         66          49
Interest income ................................................................        122          99
                                                                                   --------    --------

Income before gain on sale of real estate assets ...............................      7,452       6,326

Gain on sale of real estate assets .............................................      4,858           0
                                                                                   --------    --------

Income before minority interest and extraordinary loss, net ....................     12,310       6,326
Minority interest of unitholders in Operating Partnership ......................     (1,900)     (1,126)
                                                                                   --------    --------

Income before extraordinary loss, net ..........................................     10,410       5,200

Extraordinary loss, net of minority interest (Note 5) ..........................       (602)       (520)
                                                   -                               --------    --------

Net income .....................................................................   $  9,808    $  4,680
                                                                                   ========    ========

Weighted average number of shares outstanding ..................................     19,328      15,293
                                                                                   ========    ========

Per Share Information (Note 6):
Income before extraordinary loss, net ..........................................   $   0.54    $   0.34
                                                                                   ========    ========

Net income .....................................................................   $   0.51    $   0.31
                                                                                   ========    ========


         The accompanying notes are an integral part of these statements.

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended March 31,
                                                                       1997        1996
                                                                       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income .....................................................   $  9,808    $  4,680
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ...............................      5,618       4,082
   Equity in income of joint ventures ..........................        (66)        (49)
   Minority interest of unitholders in Operating Partnership ...      1,900       1,126
   Gain on sale of real estate assets ..........................     (4,858)          0
   Long-term compensation expense ..............................        102         102
   Extraordinary loss, net of minority interest ................        602         520
   Change in operating assets and liabilities:
     Restricted cash ...........................................      2,416         891
     Other assets ..............................................        457        (361)
     Other liabilities, net ....................................     (7,297)     (3,728)
                                                                   --------    --------
          Net cash provided by operating activities ............      8,682       7,263
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase and construction of real estate assets ................    (23,748)    (18,326)
Net proceeds from sale of real estate assets ...................     12,333           0
Distributions received from joint ventures .....................         63          28
                                                                   --------    --------
     Net cash used in investing activities .....................    (11,352)    (18,298)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from share offerings, net of issuance costs ...........          0      20,630
Proceeds from the exercise of share options ....................        249         630
Share Builder Plan contributions ...............................         11           5
Payments of deferred financing costs ...........................        (20)       (972)
Notes payable proceeds .........................................     29,237      21,200
Notes payable repayments .......................................    (16,945)    (21,409)
Principal escrow deposits ......................................       (171)       (192)
Dividends paid ($0.49 and $0.48 per share, respectively) .......     (9,465)     (7,288)
Distributions paid ($0.49 and $0.48 per Unit, respectively) ....     (1,729)     (1,589)
                                                                   --------    --------
     Net cash provided by financing activities .................      1,167      11,015
                                                                   --------    --------

Net change in cash and cash equivalents ........................     (1,503)        (20)
Cash and cash equivalents, beginning of period .................      4,385       8,529
                                                                   --------    --------
Cash and cash equivalents, end of period .......................   $  2,882    $  8,509
                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ....................................   $  7,019    $  4,678
     Interest capitalized ......................................      1,275       1,399
                                                                   --------    --------
     Cash paid for interest, net of amounts capitalized ........   $  5,744    $  3,279
                                                                   ========    ========


        The accompanying notes are an integral part of these statements.

GABLES RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------
1.  ORGANIZATION AND FORMATION OF THE COMPANY
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

The Company currently engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Through its ownership of Gables GP, Inc. ("GGPI"), a Texas corporation and wholly-owned subsidiary of the Company that is the sole general partner of the Operating Partnership, and its ownership of a direct limited partnership interest in the Operating Partnership, the Company was an 84.6% economic owner of the Operating Partnership at March 31, 1997 (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The Company has had certain equity transactions subsequent to the IPO that have resulted in changes in its ownership interest in the Operating Partnership, which was 76.0% at the completion of the IPO (Note 2). The Company's third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company"). The Management
Companies also provide management services to the communities owned by the Company.

As of March 31, 1997, Gables owned 48 completed multifamily apartment communities comprising 14,817 apartment homes, of which 32 were developed and 16 were acquired by the Company, and an indirect 25% general partner interest in two apartment communities developed by the Company comprising 663 apartment homes. Four of these completed communities were in the lease-up stage as of March 31, 1997. The Company owns seven multifamily apartment communities, expected to comprise 2,025 apartment homes, that are currently under development. As of March 31, 1997, Gables owned parcels of land for the future development of three apartment communities expected to comprise 648 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that the Company will acquire these land parcels, however it is the Company's intent to develop an apartment community on each such land parcel, if purchased. The Company is pursuing other acquisition and development opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

Pursuant to the Company's Amended and Restated Declaration of Trust, Gables is authorized to issue 100,000,000 common shares, 10,000,000 preferred shares, and 51,000,000 excess shares, all of which have a par value of $0.01 per share. To date, no preferred or excess shares have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------

2.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS
--  ----------------------------------------------------------------
Secondary Offerings -

Since the IPO, the Company has had the following common share offerings:

                                  Number of                Net
Closing Date                    Shares Issued            Proceeds
------------                    -------------            --------

October 7, 1994                     444,500              $ 9,876
                                    =======              =======

October 31, 1995                  4,600,000              $94,364
                                  =========              =======

March 25, 1996                      879,068              $20,630
September 17, 1996                1,725,000              $38,600
September 27, 1996                1,435,000              $34,254
                                  ---------              -------
1996 Totals                       4,039,068              $93,484
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

Issuances of Operating  Partnership  Units  -
-----------------------------------------
On December 5, 1995, the Company acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

3.  BASIS OF PRESENTATION
--  ---------------------
The accompanying consolidated financial statements of Gables Residential Trust include the consolidated accounts of Gables Residential Trust and its subsidiaries (including Gables Realty Limited Partnership and its subsidiaries). As a result of the structure of the business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or Units in the Operating Partnership. Pursuant to the terms of the partnership agreement of the Operating Partnership, as of January 26, 1995, the Operating Partnership became obligated to redeem Units at a unitholder's request for cash equal to the fair market value of a common share of the Company at the time of such redemption, provided that the Company at its option may elect to acquire any such Units presented for redemption for one common share of the Company. The Company currently intends to acquire such Units for common shares of the Company rather than to cause the Operating Partnership to redeem such Units for cash. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

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

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust and Gables Residential Group and notes thereto, included in the Gables Residential Trust Form 10-K for the year ended December 31, 1996.

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

5.  EXTRAORDINARY LOSS, NET
--  -----------------------
Extraordinary loss, net for the three months ended March 31, 1997 represents (i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997. The extraordinary loss totaling $712 is presented net of the $110 portion of the loss attributable to the minority interest unitholders in the Operating Partnership.

Extraordinary loss, net of $520 for the three months ended March 31, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's original $175 million secured revolving credit facility (the "Original Credit Facility"), net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

6.  PER SHARE INFORMATION
--  ---------------------
Quarterly per share information has been computed based upon the weighted average number of shares outstanding during the relevant period. The impact of outstanding share options was less than 3% dilutive in both 1997 and 1996 and, therefore, the impact on primary earnings per share ("EPS") has not been shown. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) "Earnings per Share," which becomes effective for periods ending after December 15, 1997. FAS 128 will require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and will require restatement of all prior period EPS data presented. Under FAS 128, EPS would be as follows:

                                        March 31, 1997      March 31, 1996
                                        --------------      --------------
                                        Basic  Diluted      Basic  Diluted
                                        -----  -------      -----  -------

Income before extraordinary loss, net   $0.54   $0.53       $0.34    $0.34
Net income                              $0.51   $0.50       $0.31    $0.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------

7.  REAL ESTATE ASSETS
--  ------------------
Real estate assets, before accumulated depreciation, are as follows:


                                      March 31, 1997          December 31, 1996
                                     Basis       Units         Basis      Units
                                     -----       -----         -----      -----
Completed properties               $756,997      14,817      $707,161     14,581
Properties under development         62,002       2,025        74,690      2,284
Land held for future development      2,749         648         2,749        648
                                    -------      ------      --------     ------
              Total (a)            $821,748      17,490      $784,600     17,513
                                   ========      ======      ========     ======

(a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii)costs of approximately $3,700 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1996 to March 31, 1997 consisted of the following:

Balance at December 31, 1996                                      $784,600
Acquisitions, including renovation expenditures                     21,937
Sale of real estate assets                                          (8,797)
Development costs incurred, including related land acquisitions     23,093
Capital expenditures for completed properties                          915
                                                                   -------
Balance at March 31, 1997                                         $821,748
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

8.  DECLARATION OF DIVIDEND
--  -----------------------
On March 17, 1997, the Operating Partnership committed to distribute $0.49 per Unit with respect to the period January 1, 1997 through March 31, 1997 to unitholders of record on March 31, 1997. As a result, the Company simultaneously declared a dividend payable to shareholders of record on March 31, 1997 and accrued a dividend payable as of March 31, 1997 of $0.49 per common share or $9,506. The remaining distribution from the Operating Partnership in the amount of $1,729 was accrued to minority interest unitholders in the Operating Partnership. The total distribution of $11,235 was paid on April 14, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------

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

Gables owns apartment communities in seven core cities in Georgia, Texas and Tennessee. The Company recently entered an eighth market, Orlando, Florida, through an association with a subsidiary of the Walt Disney Company and, in connection therewith, currently has two communities under development in Orlando. Within each city, Gables targets specific submarkets for investment. These submarkets are generally characterized by their proximity to local employment centers, retail and entertainment venues and traffic arteries. Gables believes demographic trends (including job, population and household growth) in its markets in recent years have generally led to favorable demand and supply dynamics for multifamily communities. However, during any given time period these demand and supply dynamics may be less favorable in certain of the Company's markets depending on conditions influencing the specific market. Portfolio wide occupancy levels have remained high and portfolio wide rental rates have continued to increase during each of the last several years. Gables expects portfolio wide rental expenses to increase at a rate slightly ahead of inflation, and to approximate the increase in property revenues, for the coming twelve months.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 21 of this Form 10-Q and elsewhere in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------

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

Secondary Offerings and Issuances  of Operating Partnership Units
-----------------------------------------------------------------

Secondary Offerings -
---------------------

Since the IPO, the Company has had the following common share offerings:

                                    Number of            Net
Closing Date                      Shares Issued       Proceeds
------------                      -------------       --------

October 7, 1994                       444,500          $9,876
                                      =======          ======

October 31, 1995                    4,600,000         $94,364
                                    =========         =======

March 25, 1996                        879,068         $20,630
September 17, 1996                  1,725,000         $38,600
September 27, 1996                  1,435,000         $34,254
                                    ---------         -------
1996 Totals                         4,039,068         $93,484
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

Issuances of Operating Partnership Units -
----------------------------------------
On December 5, 1995, the Company acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

On July 26, 1996, the Company acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 PERIOD") TO THE THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 PERIOD").

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

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1997 and 1996 is summarized as follows:



                                                                                 Three Months Ended March 31,
                                                                                --------  --------   -------    --------
                                                                                                        $          %
                                                                                 1997      1996      Change      Change
                                                                                --------  --------   -------    --------

Rental and other revenue:
-------------------------
Same store communities (1)                                                      $18,060    $17,749      $311        1.8%

Communities stabilized during the 1997 Period, but not during the 1996 Period (2) 5,122      4,136       986       23.8%

Development and lease-up communities (3)                                          1,864        347     1,517      437.2%

Acquired communities (4)                                                          5,600          0     5,600       ---

Sold communities (5)                                                                175        968      (793)     (81.9)%

                                                                               --------   --------   --------    --------
Total property revenues                                                         $30,821    $23,200    $7,621       32.8%
                                                                               --------   --------   --------    --------

Property operating and maintenance expense (exclusive of depreciation and amortization):
--------------

Same store communities (1)                                                       $6,578     $6,323     $255        4.0%

Communities stabilized during the 1997 Period, but not during the 1996 Period (2) 1,594      1,196      398       33.3%

Development and lease-up communities (3)                                            827        108      719      665.7%

Acquired communities (4)                                                          1,944          0    1,944       ---

Sold communities (5)                                                                115        443     (328)    (74.0)%

                                                                               --------   --------   --------  --------
Total specified expenses                                                        $11,058     $8,070   $2,988       37.0%
                                                                               --------   --------   --------  --------

Revenues in excess of specified expenses                                        $19,763    $15,130   $4,633       30.6%
                                                                               ========   ========   ========  ========


Revenues in excess of specified expenses as a percentage of total  property       64.1%      65.2%     ---       (1.1)%
                                                                               ========   ========   ========  ========
revenues

(1) Communities which were owned and fully stabilized throughout both the 1997 Period and 1996 Period.
(2) Communities which were completed and fully stabilized during all of the 1997 Period, but were not completed and fully stabilized during all of the 1996 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1997 Period.
(4) Communities which were acquired  subsequent to January 1, 1996.
(5) Communities which were sold subsequent to January 1, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Total property revenues increased $7,621, or 32.8%, from $23,200 to $30,821 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:


                                                         Increase        Percent
                                                        (Decrease)       Increase
                              Number of                  in Total     (Decrease) in    Occupancy      Increase
               Number of      Apartment     Percent      Property     Total Property   During the   (Decrease) in
Market        Communities       Homes      of Total      Revenues        Revenues     1997 Period     Occupancy
------        -----------       -----      --------      --------        --------     -----------     ---------

Houston            10           3,512            37%       $176            2.7%          94.5%          0.4%
Atlanta            11           3,159            33%        166            2.7%          93.3%         (1.0)%
Dallas              4           1,089            12%          7            0.3%          92.8%         (0.1)%
Nashville           3             912            10%         32            2.0%          96.4%         (0.4)%
Memphis             1             464             5%        (39)          (4.8)%         91.7%         (5.2)%
Austin              1             276             3%        (31)          (5.4)%         87.2%         (4.3)%
             --------        --------       --------    --------         --------      --------       --------
                   30           9,412           100%       $311            1.8%          93.7%         (0.6)%
             ========        ========       ========    ========         ========      ========       ========

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                         Increase
                                                        (Decrease)
                                  Number of              in Total     Occupancy
                    Number of     Apartment   Percent    Property     During the
     Market        Communities      Homes     of Total   Revenues    1997 Period
     ------        -----------      -----     --------   --------    -----------

     Atlanta            2            695         32%      $  (17)       92.4%
     San Antonio        2            544         25%         222        92.5%
     Austin             1            256         12%         223        97.5%
     Nashville          1            254         12%         295        95.5%
     Houston            1            246         11%          77        96.9%
     Dallas             1            188          8%         186        92.4%
                 --------       --------    --------    --------     --------
                        8          2,183        100%        $986        94.0%
                 ========       ========    ========    ========     ========

Development and lease-up communities:

                                                        Increase
                                 Number of              In Total    Occupancy
                   Number of     Apartment    Percent   Property    During the
   Market         Communities      Homes     of Total   Revenues   1997 Period
   ------         -----------      -----     --------   --------   -----------

   Atlanta             2             578        35%       $ 207       32.0%
   Memphis             2             490        30%         748       78.2%
   Dallas              1             300        18%         508       63.2%
   Austin              1             273        17%          54        7.4%
                --------        --------   --------    --------    --------
                       6           1,641       100%      $1,517       45.7%
                ========        ========   ========    ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Other revenues increased $169, or 13.6%, from $1,242 to $1,411 due to an increase in revenues in the 1997 Period related to the provision of certain ancillary services, offset in part by a decrease in property management revenues of $181, or 18.5%, from $980 to $799 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,988, or 37.0%, from $8,070 to $11,058 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 4.0%. The same store increase in operating expenses represents inflationary increases in expenses and increased marketing and redecorating expenses in certain of the Company's markets. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $1,605, or 43.0%, from $3,732 to $5,337 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $42, or 2.9%, from $1,426 to $1,468 due primarily to inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $167, or 23.4%, from $714 to $881 due primarily to the timing of the recordation of certain expenses.

Interest expense increased $2,007, or 52.7%, from $3,808 to $5,815 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs have increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Gain on sale of real estate assets of $4,858 in the 1997 Period represents the gain generated in connection with the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes.

Extraordinary loss, net in the 1997 Period represents (i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997. The extraordinary loss totaling $712 is presented net of the $110 portion of the loss attributable to the minority interest unitholders in the Operating Partnership.

Net income increased $5,128, or 109.6%, from $4,680 to $9,808 primarily due to the reasons discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Gables' net cash provided by operating activities increased from $7,263 for the three months ended March 31, 1996 to $8,682 for the three months ended March 31, 1997, due to (i) an increase of $2,645 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets and net extraordinary losses, offset in part by (ii) the change in other liabilities between periods of $3,569, offset in part by the change in other assets between periods of $818 and the change in restricted cash between periods of $1,525.

Gables' net cash used in investing activities decreased from $18,298 for the three months ended March 31, 1996 to $11,352 for the three months ended March 31, 1997 primarily due to the $12.3 million of net proceeds from the January, 1997 sale of Club Candlewood, offset in part by increased development activities in 1997 when compared to 1996. During the three months ended March 31, 1997, Gables expended approximately $22.4 million related to development expenditures, including related land acquisitions, approximately $0.9 million related to capital expenditures for operating apartment communities and approximately $0.4 million related to renovation expenditures.

Gables' net cash provided by financing activities decreased from $11,015 for the three months ended March 31, 1996 to $1,167 for the three months ended March 31, 1997, due primarily to the $12.3 million of net sales proceeds generated from the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes. During the three months ended March 31, 1997, Gables had net borrowings of $12.3 million which were used in conjunction with the $12.3 million of net sales proceeds primarily to fund Gables' development activities discussed previously. These proceeds from financing activities were offset in part by the payment of the fourth quarter 1996 distributions totaling approximately $11.2 million.

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

As of March 31, 1997, Gables had total indebtedness of $402,613, cash and cash equivalents of $2,882 and principal escrow deposits reflected in restricted cash of $1,380. Gables' indebtedness includes $211,866 in conventional fixed-rate mortgage notes payable secured by individual properties, a $40,000 term loan, $105,080 in tax-exempt bond indebtedness and $45,667 in borrowings outstanding under its Credit Facilities. Gables' indebtedness has an average of 7.3 years to maturity at March 31, 1997. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at March 31, 1997:

                         1997      $ 8,667
                         1998            0
                         1999            0
                         2000       81,930
                         2001       40,000

The debt maturities in 1997 of $8,667 relate to outstanding indebtedness under the $20 Million Credit Facility which will be extended pursuant to the Company's unlimited one-year extension options. The debt maturities in 2000 totaling $81,930 consist of $37,000 of outstanding indebtedness under the $175 Million Credit Facility and $44,930 of four variable-rate notes payables securing tax-exempt bonds. These tax-exempt bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 2000. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024. Gables expects to be able to remarket such bonds on or prior to March, 2000. The $175 Million Credit Facility has two remaining one-year extension options.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------

Gables' dividends through the first quarter of 1997 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

In January, 1997, the Company sold one of its communities, Club Candlewood, comprising 486 apartment homes. The net sales proceeds were used to (i) defease the related tax-exempt bond indebtedness which had a principal balance of $6,975 at December 31, 1996 and (ii) paydown outstanding borrowings under the Company's Credit Facilities.

On October 1, 1996, Gables invested $21.5 million in an apartment community comprising 232 apartment homes via a mortgage note receivable. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full.

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

$175 Million Credit Facility
----------------------------

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

In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "$175 Million Credit Facility") that replaced the Original Credit Facility. Although the New Credit Facility is unsecured, there are certain designated real estate assets that have escrowed mortgages. Promptly after the attainment of an investment grade rating by the Company from both Moody's Investors Service and Standard and Poor's, the escrowed mortgages will be released. The New Credit Facility has an initial term of three years and three one-year extension options. The Company recently exercised the first of its one-year extension options resulting in a maturity date for the facility of March, 2000. Borrowings bore interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) through April, 1997 and letter of credit fees for the Company's tax-exempt variable-rate bonds are 1.00% per annum. Subsequent to quarter end, Gables received implied senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service (the "Credit Ratings") and, in connection therewith, Gables' borrowing costs under the facility have been reduced to LIBOR plus 1.10%. Under the facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the New Credit Facility is currently based on the collateral value of the real estate assets with escrowed mortgages and the debt service coverage ratio

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------
of communities pledged as collateral under other recourse loans. As of March 31, 1997, the Company had approximately $45.8 million of letters of credit issued under the New Credit Facility and had $37.0 million in borrowings outstanding thereunder and, therefore, had $88.4 million of remaining capacity on its $171.2 million borrowing base.

$20 Million Credit Facility
---------------------------
In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. As of March 31, 1997, the Company had approximately $8.7 million in borrowings outstanding under this facility.

Restrictive Covenants
---------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Completed Communities in Lease-up and Development  Communities at March 31, 1997

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of March 31, 1997 are summarized below:


                               Actual /                                           Actual /      Actual /     Actual /
                              Estimated      Total                               Estimated     Estimated    Estimated   Estimated
                              Number of    Budgeted   Percent                     Quarter      Quarter of    Quarter    Quarter of
                              Apartment      Cost  Construction Percent Percent Construction    Initial    Construction Stabilized
Community                       Homes     (millions)  Complete   Leased Occupied Commenced     Occupancy      Ended     Occupancy
---------                       -----     ----------  --------  ------- -------- ----------    ---------      -----     ---------
                                              (A)                                                                           (B)
COMPLETED COMMUNITIES IN LEASE-UP
---------------------------------

Atlanta, GA
-----------
Gables Over Peachtree ...........     263   $   20.4   100%      84%      83%   1 Q 1995       N/A          2 Q 1996     2 Q 1997

Dallas, TX
----------
Gables Green Oaks I .............     300       16.5   100%      91%      86%   1 Q 1995       1 Q 1996     3 Q 1996     2 Q 1997

Memphis, TN
-----------
Gables Quail Ridge ..............     238       17.0   100%      82%      70%   1 Q 1995       2 Q 1996     1 Q 1997     2 Q 1997
Gables Germantown ...............     252       19.6   100%      85%      80%   1 Q 1995       2 Q 1996     1 Q 1997     2 Q 1997
                                    -----------------
  Totals ........................   1,053   $   73.5
                                    -----------------

DEVELOPMENT COMMUNITIES
-----------------------

Atlanta, GA
-----------
Gables Vinings ..................     315   $   24.7    78%      18%       5%   2 Q 1996       1 Q 1997     4 Q 1997     4 Q 1997
Roswell Gables II ...............     284       21.7    53%    --       --      2 Q 1996       2 Q 1997     1 Q 1998     1 Q 1998
Gables at Sugarloaf .............     386       28.6  --       --       --      2 Q 1997       1 Q 1998     1 Q 1999     2 Q 1999

Austin, TX
----------
Gables Central Park .............     273       20.6    88%      31%      13%   2 Q 1996       1 Q 1997     3 Q 1997     4 Q 1997
Gables Bluffstone ...............     256       19.9     8%    --       --      1 Q 1997       4 Q 1997     3 Q 1998     4 Q 1998

Orlando, FL
-----------
Gables at Little Lake Bryan I ...     280       21.7  --       --       --      2 Q 1997       1 Q 1998     4 Q 1998     1 Q 1999
Gables Celebration ..............     231       21.3  --       --       --      3 Q 1997       1 Q 1998     4 Q 1998     4 Q 1998
                                   -----------------
  Totals ........................   2,025   $  158.5
                                   -----------------


The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward- looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with the Company's development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.
---------------------------------------------
(A) Total Budgeted Cost includes all capitalized costs incurred and projected to be incurred to develop the respective community presented in accordance with generally accepted accounting principles, including land acquisition costs, construction costs, real estate taxes, interest and loan fees, permits, professional fees, allocated development overhead, and other regulatory fees.

(B) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Stabilized Apartment Communities at March 31, 1997

                                    Number of             Scheduled Rent Per
Community                             Homes  Occupancy   Unit      Square Foot
---------                             -----  ---------   ----      -----------
Houston, TX
-----------
Baybrook Village ...............      776        93%   $  543    $     0.68
Gables Bradford Place ..........      372        95%      680          0.79
Gables Bradford Pointe .........      360        93%      597          0.78
Gables CityPlaza ...............      246        99%      834          0.94
Gables Cityscape ...............      252        97%      842          0.99
Gables CityWalk/Waterford Square      317        98%      833          1.03
Gables Edgewater ...............      292        96%      778          0.88
Gables Meyer Park ..............      345        97%      833          0.97
Gables Piney Point .............      246        95%      869          0.94
Gables Pin Oak Green ...........      582        96%      940          0.92
Gables Pin Oak Park ............      477        96%      945          0.93
Gables River Oaks ..............      228        90%    1,293          1.06
Metropolitan Uptown (JV) .......      318        97%      936          1.03
Rivercrest .....................      140        97%      691          0.82
Westhollow Park ................      412        96%      576          0.64
                                 --------   -------- --------      --------
                                    5,363        95%      787          0.88
Atlanta, GA
-----------
Briarcliff Gables ..............      104        95%    1,060          0.85
Buckhead Gables ................      162        97%      773          1.02
Dunwoody Gables ................      311        95%      746          0.80
Gables Cinnamon Ridge ..........      200        98%      624          0.65
Gables Cityscape ...............      192        95%      806          0.97
Gables Wood Arbor ..............      140        95%      674          0.74
Gables Wood Crossing ...........      268        98%      694          0.72
Gables Wood Glen ...............      380        97%      645          0.65
Gables Wood Knoll ..............      312        96%      678          0.68
Lakes at Indian Creek ..........      603        95%      560          0.61
Roswell Gables I ...............      384        97%      840          0.77
Spalding Gables ................      252        96%      839          0.85
Wildwood Gables ................      546        97%      805          0.71
                                 --------   -------- --------      --------
                                    3,854        96%      725          0.73
Dallas, TX
----------
Arborstone .....................      536        96%      465          0.65
Gables at Pearl Street .........      108        97%    1,268          1.16
Gables CityPlace ...............      232        99%    1,224          1.16
Gables Preston .................      126        94%    1,029          0.94
Gables Spring Park .............      188        98%      921          0.87
Gables Turtle Creek ............      150        98%    1,243          1.24
Gables Valley Ranch ............      319        98%      890          0.87
                                 --------   -------- --------      --------
                                    1,659        97%      870          0.93
Memphis, TN
-----------
Arbors of Harbortown (JV).......      345        95%      737          0.75
Gables Cordova .................      464        95%      646          0.69
Gables Stonebridge .............      500        94%      634          0.72
                                 --------   -------- --------      --------
                                    1,309        95%      666          0.72
Nashville, TN
-------------
Brentwood Gables ...............      254        98%      862          0.76
Gables Hendersonville ..........      364        99%      628          0.67
Gables Hickory Hollow  I .......      272        98%      632          0.69
Gables Hickory Hollow II .......      276        98%      632          0.67
                                 --------  --------  --------      --------
                                    1,166        98%      681          0.70
San Antonio, TX
---------------
Gables Colonnade I .............      312        96%      786          0.86
Gables Wall Street .............      232        92%      789          0.83
                                 --------   -------- --------      --------
                                      544        94%      788          0.85
Austin, TX
----------
Gables Great Hills .............      276        95%      768          0.93
Gables Town Lake ...............      256        99%    1,027          1.10
                                 --------   -------- --------      --------
                                      532        97%      893          1.01

   TOTALS ......................   14,427        96%   $  765    $     0.82
                                 ========   ======== ========      ========


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Portfolio Indebtedness Summary and Interest Rate Protection Agreement Summary

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of March 31, 1997 follows:

Portfolio Indebtedness Summary
------------------------------

                                           Percentage Interest  Total  Years to
Type of Indebtedness              Balance   of Total   Rate(A) Rate(B) Maturity
--------------------              -------   ---------  ------  ------- ---------

Conventional fixed-rate (C) ...   $251,866    62.6%    7.89%   7.89%    7.95
Tax-exempt fixed-rate .........     60,150    14.9%    6.50%   6.62%   11.42
                                  -------- --------  ------- ------- -------
     Total fixed-rate .........   $312,016    77.5%    7.62%   7.65%    8.62
                                  -------- --------  ------- ------- -------

Tax-exempt variable-rate ......   $ 44,930    11.2%    3.50%   4.50%    3.00
                                  -------- --------  ------- ------- -------

Credit facilities .............   $ 45,667    11.3%    7.12%   7.12%    2.53
                                  -------- --------  ------- ------- -------

Total portfolio debt (D), (E) .   $402,613   100.0%    7.11%   7.24%    7.30
                                  ======== ========  ======= ======= =======


     (A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

     (B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

     (C) Conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 1.25%. Such financing is effectively fixed at an all-in rate of 6.60% after the application of $40,000 of the $44,530 interest rate cap and swap arrangements described below.

     (D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 1997 for purposes of interest capitalization were $60,720.

     (E) Excludes $16.4 million of tax-exempt bonds and $17.0 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

Interest Rate Protection Agreement Summary

                            Notional      Strike/Swap    Effective   Termination
Description of Agreement     Amount        Price (F)       Date         Date
------------------------     ------       ------------  ----------   ----------

LIBOR, 30-day-"Rate Cap"    $44,530          6.25%        01/27/94   01/30/99

LIBOR, 30-day-"Rate Swap"   $44,530          5.35%        08/30/96   08/30/99(G)

LIBOR, 30-day-"Rate Cap"    $50,000          6.45%        01/30/97   12/31/97


     (F)  The 30-day LIBOR rate in effect at month-end was 5.69%.

     (G) This arrangement is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------

Book Value of Assets and Equity
-------------------------------

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and equity. The understatement of basis related to this difference in organizational structure at March 31, 1997 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total equity plus minority interest as of March 31, 1997 would be $934,242, $878,529, and $448,498, respectively, if such $112,494 value was reflected.

Inflation
---------

Substantially all of the Company's leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

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

SUPPLEMENTAL  DISCUSSION  -  Funds  From  Operations  and  Adjusted
Funds  From Operations
--------------------------------------------------------------------------------

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

FFO is defined as net income in accordance with generally accepted accounting principles ("GAAP") before (i) minority interest of unitholders in the Operating Partnership, (ii) extraordinary items, (iii) gains (losses) on the sale of real estate assets, and (iv) real estate depreciation. Adjusted funds from operations ("AFFO") is defined as FFO less capital expenditures funded by operations. FFO and AFFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

Reconciliation of Funds From Operations and Adjusted Funds From Operations

A reconciliation of funds from operations and adjusted funds from operations follows:

                                                     For the three months ended
                                                                March 31
                                                        -----------------------
                                                               1997        1996
                                                               ----        ----
RECONCILIATION:
---------------

Net income ..............................................   $  9,808    $  4,680

Extraordinary loss, net of minority interest ............        602         520

Minority interest of unitholders in Operating Partnership      1,900       1,126

Gain on sale of real estate assets ......................     (4,858)          0

Real estate asset depreciation:
   Wholly-owned real estate assets ......................      5,233       3,631
   Joint venture real estate assets .....................         55          54
                                                            --------    --------
          Total .........................................      5,288       3,685
                                                            --------    --------

Funds from operations ...................................   $ 12,740    $ 10,011
                                                            --------    --------

Capital expenditures for operating apartments:
  Carpet ................................................        371         227
  Roofing ...............................................         24          13
  Exterior painting .....................................          0           0
  Appliances ............................................         47          25
  Other additions/improvements ..........................        473         374
                                                            --------    --------
    Total ...............................................        915         639
                                                            --------    --------

Adjusted funds from operations ..........................   $ 11,825    $  9,372
                                                            ========    ========

Part II - Other Information
---------------------------


     Item 1: Legal Proceedings

          None

     Item 2: Changes in Securities

          None


     Item 3: Defaults Upon Senior Securities

          None

     Item 4: Submission of Matters to a Vote of Security Holders

          None

     Item 5: Other Information

          None

     Item 6: Exhibits and Reports on Form 8-K

          (a) Exhibits

     10.1 Form of Restricted Share Award Agreement as signed by the Company and each of Marcus E. Bromley (with respect to 4,000 Unrestricted Shares and 8,000 Restricted Shares), John T. Rippel (with respect to 3,300 Unrestric-ted Shares and 6,600 Restricted Shares), William M. Hammond (with respect to 1,700 Unrestricted Shares and 3,400 Restricted Shares), C. Jordan Clark (with respect to 3,000 Unrestricted Shares and 6,000 Restricted Shares), and Marvin R. Banks, Jr. (with respect to 3,000 Unrestricted Shares and 6,000 Restricted Shares).


     27 Financial Data Schedule.

          (b) Reports on Form 8-K

              None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 1997

                                   GABLES  RESIDENTIAL TRUST

                                   /s/ Marvin R. Banks, Jr.
                                   ----------------------------
                                   Marvin  R.  Banks,  Jr.
                                   Vice  President  and  Chief
                                   Financial   Officer
                                   (Authorized Officer of the Registrant
                                   and Principal Financial Officer)