Form 10-Q
period 1997-09-30
GABLES RESIDENTIAL TRUST
filed 1997-11-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

        Common shares of beneficial interest, par value $0.01 per share,
                               20,247,341 shares
          The number of shares outstanding of each of the registrant's classes of common stock,
                             as of October 31, 1997

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


Part I - Financial Information                                              Page

Item 1:  Financial Statements

   Consolidated   Balance  Sheets  of  Gables  Residential  Trust  as         3
     of September 30, 1997 and December 31, 1996.

   Consolidated  Statements of Operations of Gables Residential Trust         4
     for the three months ended September 30, 1997 and 1996.

   Consolidated  Statements of Operations of Gables Residential Trust         5
     for the nine months ended September 30, 1997 and 1996.

   Consolidated Statements of Cash Flows of Gables Residential Trust          6
     for the nine months ended September 30, 1997 and 1996.

   Notes to Consolidated Financial Statements                              7-10

Item 2:  Management's Discussion and Analysis of Financial Condition      11-26
           and Results of Operations

Part II - Other Information                                               27-28

Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K

Signature                                                                    29

                                     Page-3


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            GABLES RESIDENTIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         September 30,    December 31,
                                                                             1997            1996
                                                                             ----            ----
ASSETS:
Real estate assets: (Note 7)
   Land .............................................................      $135,759       $102,762
   Buildings ........................................................       742,848        558,569
   Furniture, fixtures and equipment ................................        57,587         45,830
   Construction in progress .........................................        53,663         74,690
   Land held for future development .................................        17,663          2,749
                                                                          ---------      ---------
      Real estate assets before accumulated depreciation ............     1,007,520        784,600
   Less:  accumulated depreciation ..................................       (90,459)       (74,903)
                                                                          ---------      ---------
     Net real estate assets .........................................       917,061        709,697

Cash and cash equivalents ...........................................         3,531          4,385
Restricted cash .....................................................         6,726          8,430
Deferred charges, net ...............................................         4,392          5,412
Other assets, net ...................................................        11,695         31,736
                                                                           --------       --------
     Total assets ...................................................      $943,405       $759,660
                                                                           ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable .......................................................      $440,728       $390,321
Accrued interest payable ............................................         2,009          1,811
Common dividend payable (Note 8) ....................................        10,112          9,465
Preferred dividend payable ..........................................           424              0
Real estate taxes payable ...........................................        12,425          9,785
Accounts payable and accrued expenses - construction ................         6,946          6,218
Accounts payable and accrued expenses - operating ...................         4,263          5,455
Security deposits ...................................................         2,329          1,968
                                                                           --------      ---------
     Total liabilities ..............................................       479,236        425,023
                                                                           --------      ---------

Minority interest of unitholders in Operating Partnership ...........        54,584         53,143
                                                                           --------      ---------

Shareholders' equity:
  Preferred shares at $25.00 liquidation preference, $0.01 par value,
    10,000,000 shares authorized, 4,600,000 shares issued and
    outstanding at September 30, 1997 ...............................       115,000           --
  Common shares, $0.01 par value, 100,000,000 shares authorized,
    20,224,703 and 19,317,098 shares issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively ..........           202            193
  Additional paid-in capital ........................................       305,237        315,670
  Deferred long-term compensation ...................................          (743)             0
  Accumulated earnings (deficit) ....................................       (10,111)       (34,369)
                                                                           --------       --------
     Total shareholders' equity .....................................       409,585        281,494
                                                                           --------       --------
     Total liabilities and shareholders' equity .....................      $943,405       $759,660
                                                                           ========       ========

The accompanying notes are an integral part of these balance sheets.

                                     Page-4



                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended September 30,
                                                                          1997        1996
                                                                          ----        ----
Rental revenues ....................................................   $ 33,866    $ 28,315
Other property revenues ............................................      1,749       1,543
                                                                       --------    --------
     Total property revenues .......................................     35,615      29,858
                                                                       --------    --------

Property management revenues .......................................        753         966
Non-recurring Olympic revenues, net ................................          0         670
Other ..............................................................        525         274
                                                                       --------    --------
     Total other revenues ..........................................      1,278       1,910
                                                                       --------    --------

     Total revenues ................................................     36,893      31,768
                                                                       --------    --------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................     12,176      10,795
Depreciation and amortization ......................................      6,266       5,076
Amortization of deferred financing costs ...........................        219         327
Property management - owned (Note 4) ...............................        876         732
Property management - third party (Note 4) .........................        566         681
General and administrative .........................................        840         842
Interest ...........................................................      5,906       6,304
Credit enhancement fees ............................................        128         136
                                                                       --------    --------
     Total expenses ................................................     26,977      24,893
                                                                       --------    ---------

Income before equity in income of joint ventures and interest income      9,916       6,875
Equity in income of joint ventures .................................        101          56
Interest income ....................................................         86          74
                                                                       --------    --------

Income before gain on sale of real estate assets ...................     10,103       7,005

Gain on sale of real estate assets .................................        491           0
                                                                       --------    --------

Income before minority interest ....................................     10,594       7,005

Minority interest of unitholders in Operating Partnership ..........     (1,359)     (1,215)
                                                                       --------    --------

Net income .........................................................      9,235       5,790

Dividends to preferred shareholders ................................     (1,775)          0
                                                                       --------    --------

Net income available to common shareholders ........................     $7,460      $5,790
                                                                       ========    ========

Weighted average number of common shares outstanding ...............     19,579      16,439
                                                                       ========    ========

Per Common Share Information (Note 6):
-------------------------------------

Net income .........................................................      $0.38       $0.35
                                                                       ========    ========

The accompanying notes are an integral part of these statements.

                                     Page-5

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                       Nine Months Ended September 30,
                                                                           1997         1996
                                                                           ----         ----
Rental revenues ....................................................     $94,293      $75,773
Other property revenues ............................................       4,612        3,873
                                                                         -------      -------
     Total property revenues .......................................      98,905       79,646
                                                                         -------      -------

Property management revenues .......................................       2,299        2,931
Non-recurring Olympic revenues, net ................................           0          900
Other ..............................................................       1,662          876
                                                                         -------      -------
     Total other revenues ..........................................       3,961        4,707
                                                                         -------      -------

     Total revenues ................................................     102,866       84,353
                                                                         -------      -------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................      34,707       28,108
Depreciation and amortization ......................................      17,285       13,372
Amortization of deferred financing costs ...........................         722          994
Property management - owned (Note 4) ...............................       2,469        2,074
Property management - third party (Note 4) .........................       1,733        2,169
General and administrative .........................................       2,495        2,419
Interest ...........................................................      18,120       15,295
Credit enhancement fees ............................................         385          439
                                                                         -------      -------
     Total expenses ................................................      77,916       64,870
                                                                         -------      -------

Income before equity in income of joint ventures and interest income      24,950       19,483
Equity in income of joint ventures .................................         251          164
Interest income ....................................................         279          233
                                                                         -------      -------

Income before gain on sale of real estate assets ...................      25,480       19,880

Gain on sale of real estate assets .................................       5,349            0
                                                                         -------      -------

Income before minority interest and extraordinary loss, net ........      30,829       19,880
Minority interest of unitholders in Operating Partnership ..........      (4,478)      (3,458)
                                                                         -------      -------

Income before extraordinary loss, net ..............................      26,351       16,422

Extraordinary loss, net of minority interest (Note 5) ..............        (602)        (520)
                                                                         -------      -------

Net income .........................................................      25,749       15,902

Dividends to preferred shareholders ................................      (1,775)           0
                                                                         -------      -------

Net income available to common shareholders ........................     $23,974      $15,902
                                                                         =======      =======

Weighted average number of common shares outstanding ...............      19,438       15,944
                                                                         =======      =======

Per Common Share Information (Note 6):
Income before extraordinary loss, net ..............................       $1.26        $1.03
                                                                         =======      =======

Net income .........................................................       $1.23        $1.00
                                                                         =======      =======

The accompanying notes are an integral part of these statements.

                                     Page-6

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Nine Months Ended September 30,
                                                                         1997         1996
                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income .......................................................   $  25,749    $  15,902
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization .................................      18,007       14,366
   Equity in income of joint ventures ............................        (251)        (164)
   Minority interest of unitholders in Operating Partnership .....       4,478        3,458
   Gain on sale of real estate assets ............................      (5,349)           0
   Long-term compensation expense ................................         306          306
   Extraordinary loss, net of minority interest ..................         602          520
   Change in operating assets and liabilities:
     Restricted cash .............................................       2,217       (1,518)
     Other assets ................................................      (1,249)        (595)
     Other liabilities, net ......................................       2,415        4,802
                                                                       -------      -------
          Net cash provided by operating activities ..............      46,925       37,077
                                                                       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase and construction of real estate assets ..................    (206,744)    (173,228)
Net proceeds from sale of real estate assets .....................      13,174        3,968
Long-term land lease payments ....................................      (1,000)      (1,500)
Distributions received from joint ventures .......................         323          254
                                                                       -------      -------
     Net cash used in investing activities .......................    (194,247)    (170,506)
                                                                       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from common share offerings, net of issuance costs ......      18,698       93,484
Proceeds from preferred share offerings, net of issuance costs ...     111,054            0
Proceeds from the exercise of share options ......................       2,132          787
Share Builder Plan contributions .................................          34           20
Payments of deferred financing costs .............................        (315)      (1,278)
Notes payable proceeds ...........................................     183,212      206,143
Notes payable repayments .........................................    (132,805)    (117,529)
Principal escrow deposits ........................................        (513)        (576)
Preferred dividends paid .........................................      (1,351)           0
Common dividends paid ($1.47 and $1.44 per share, respectively) ..     (28,491)     (22,739)
Common distributions paid ($1.47 and $1.44 per Unit, respectively)      (5,187)      (4,767)
                                                                       -------      -------
     Net cash provided by financing activities ...................     146,468      153,545
                                                                       -------      -------

Net change in cash and cash equivalents ..........................        (854)      20,116
Cash and cash equivalents, beginning of period ...................       4,385        8,529
                                                                       -------      -------
Cash and cash equivalents, end of period .........................      $3,531      $28,645
                                                                       =======      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................     $21,766      $17,970
     Interest capitalized ........................................       3,844        3,387
                                                                       -------      -------
     Cash paid for interest, net of amounts capitalized ..........     $17,922      $14,583
                                                                       =======      =======

The accompanying notes are an integral part of these statements.

                                     Page-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Gables Residential Trust is a self-administered and self-managed real estate investment trust (a "REIT") formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's initial public offering on January 26, 1994 (the "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors. Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Through its ownership of Gables GP, Inc. ("GGPI"), a Texas corporation and wholly-owned subsidiary of the Company that is the sole general partner of the Operating Partnership, and its ownership of a direct limited partnership interest in the Operating Partnership, the Company was an 84.8% economic owner of the Operating Partnership at September 30, 1997 (excluding the Company's direct or indirect ownership of 100% of the Operating Partnership's Series A Preferred Units). This structure is commonly referred to as an umbrella partnership REIT or "UPREIT". Gables' third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company").

As of September 30, 1997, Gables owned 57 completed multifamily apartment communities comprising 17,237 apartment homes, of which 34 were developed and 23 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. One of the completed communities comprising 273 apartment homes was in the lease-up stage at September 30, 1997. Gables also owns six multifamily apartment communities, expected to comprise 1,693 apartment homes, that are currently under development. In October, 1997, Gables acquired an existing apartment community comprising 295 apartment homes. Gables is pursuing other acquisition and development opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

As of September 30, 1997, Gables owned parcels of land for the future development of six apartment communities expected to comprise an estimated 1,573 apartment homes. In October, 1997, Gables acquired a parcel of land for the future development of an apartment community expected to comprise an estimated 204 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels, however it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

Pursuant to the Company's Amended and Restated Declaration of Trust, the Company is authorized to issue 100,000,000 common shares, 10,000,000 preferred shares, and 51,000,000 excess shares, all of which have a par value of $0.01 per share. To date, no excess shares have been issued.

                                     Page-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

2.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings -
--------------------------------

Since the IPO, the Company has had the following common share offerings:

     Closing Date             Shares Issued            Net Proceeds
     ------------             -------------            ------------
     October 7, 1994             444,500                  $ 9,876
                               ---------                  -------

     October 31, 1995          4,600,000                  $94,364
                               ---------                  -------

     March 25, 1996              879,068                  $20,630
     September 17, 1996        1,725,000                  $38,600
     September 27, 1996        1,435,000                  $34,254
                               ---------                  -------
     1996 Totals               4,039,068                  $93,484
                               =========                  =======

     September 16, 1997          737,040                  $18,698
                               ---------                  -------

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

Issuances of Operating Partnership Units -
----------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units"). On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 94,869 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453,272 Units.

3.  BASIS OF PRESENTATION

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

                                     Page-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

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

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust and Gables Residential Group and notes thereto, included in the Gables Residential Trust Form 10-K for the year ended December 31, 1996.

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

5.  EXTRAORDINARY LOSS, NET

Extraordinary  loss, net for the nine months ended September 30, 1997 represents
(i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997. The extraordinary loss totaling $712 is presented net of the $110 portion of the loss attributable to the minority interest unitholders.

Extraordinary loss, net of $520 for the nine months September 30, 1996 represents the write-off of unamortized deferred financing costs totaling $631 associated with the early retirement of the Company's original $175 million secured revolving credit facility (the "Original Credit Facility"), net of the $111 portion of the loss attributable to the minority interest unitholders. The Original Credit Facility, which was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

6.  PER SHARE INFORMATION

Quarterly per share information has been computed based upon the weighted average number of shares outstanding during the relevant period. The impact of outstanding share options was less than 3% dilutive in both 1997 and 1996 and, therefore, the impact on primary earnings per share ("EPS") has not been shown. In February, 1997, the

                                    Page-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited and Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

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

7.  REAL ESTATE ASSETS

Real estate assets, before accumulated depreciation, are as follows:

                                September 30, 1997            December 31, 1996
                                Basis        Units            Basis       Units
                                -----        -----            -----       -----
Completed properties           $936,194     17,237          $707,161      14,581
Properties under development     53,663      1,693            74,690       2,284
Land held for future development 17,663      1,573             2,749         648
                                 ------     ------          --------      ------
              Total (a)      $1,007,520     20,503          $784,600      17,513
                             ==========     ======          ========      ======

(a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii) costs of approximately $4,600 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1996 to September 30, 1997 consisted of the following:

Balance at December 31, 1996                                      $784,600
Acquisitions, including renovation expenditures                    157,229
Sale of real estate assets                                          (9,147)
Development costs incurred, including related land acquisitions     71,409
Capital expenditures for completed properties                        3,429
                                                                 ---------
Balance at September 30, 1997                                   $1,007,520
                                                                ==========

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

8.  DECLARATION OF COMMON SHARE DIVIDEND

On August 19, 1997, the Operating Partnership committed to distribute $0.50 per Unit with respect to the period July 1, 1997 through September 30, 1997 to unitholders of record on September 30, 1997. As a result, the Company simultaneously declared a dividend payable to common shareholders of record on September 30, 1997 and accrued a dividend payable as of September 30, 1997 of $0.50 per common share or $10,112. The remaining distribution from the Operating Partnership in the amount of $1,812 was accrued to minority interest unitholders in the Operating Partnership. The total distribution of $11,924 was paid on October 15, 1997.

                                    Page-11

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
Overview
--------

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

                                    Page-12
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

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

SECONDARY OFFERINGS AND ISSUANCES  OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings -
--------------------------------

Since the IPO, the Company has had the following common share offerings:

     Closing Date             Shares Issued            Net Proceeds
     ------------             -------------            ------------
     October 7, 1994             444,500                  $ 9,876
                               ---------                  -------

     October 31, 1995          4,600,000                  $94,364
                               ---------                  -------

     March 25, 1996              879,068                  $20,630
     September 17, 1996        1,725,000                  $38,600
     September 27, 1996        1,435,000                  $34,254
                               ---------                  -------
     1996 Totals               4,039,068                  $93,484
                               =========                  =======

     September 16, 1997          737,040                  $18,698
                               ---------                  -------


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

Issuances of Operating Partnership Units -
----------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership

                                    Page-13

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

"Units"). On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 94,869 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453,272 Units.

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended September 30, 1997 and 1996 is summarized as follows:

                                                                                       Three Months Ended September 30,
                                                                             ---------- ----------- -------------- ------------
                                                                                                          $             %
                                                                               1997        1996        Change         Change

                                                                             ---------- ----------- -------------- ------------
Rental and other revenue:
Same store communities (1) ..............................................   $ 26,670     $ 25,825    $    845           3.3%
Communities  stabilized  during  the 1997  Period,
but not  during  the 1996 Period (2) ....................................      3,406        2,373       1,033          43.5%
Development and lease-up communities (3) ................................      1,444            0       1,444             --
Acquired communities (4) ................................................      4,095          886       3,209         362.2%
Sold communities (5) ....................................................          0          774        -774        -100.0%
                                                                            --------     --------    --------      ---------
Total property revenues .................................................   $ 35,615     $ 29,858    $  5,757          19.3%
                                                                            --------     --------    --------      ---------

Property operating and maintenance expense (exclusive of depreciation and amortization):
Same store communities (1) ..............................................   $  9,423     $  9,385        $ 38           0.4%
Communities stabilized during the 1997 Period, but not during the 1996
   Period(2).............................................................      1,149          849         300          35.3%
Development and lease-up communities (3) ................................        356            0         356          ---
Acquired communities (4) ................................................      1,248          213       1,035         485.9%
Sold communities (5) ....................................................          0          348       - 348        -100.0%
                                                                            --------     --------    --------      ---------
Total specified expenses ................................................   $ 12,176     $ 10,795    $  1,381          12.8%
                                                                            --------     --------    --------      ---------

Revenues in excess of specified expenses ................................   $ 23,439     $ 19,063    $  4,376          23.0%
                                                                            ========     ========    ========      =========
Revenues in excess of specified expenses as a percentage of total
property revenues .......................................................      65.8%        63.8%       --              2.0%
                                                                            =========    ========    ========      =========

(1) Communities which were owned and fully stabilized throughout both the 1997 Period and 1996 Period.
(2) Communities which were completed and fully stabilized during all of the 1997 Period, but were not completed and fully stabilized during all of the 1996 Period.
(3) Communities in the development/lease-up phase which were not fully stabilized during all or any of the 1997 Period.
(4)  Communities which were acquired subsequent to July 1, 1996.
(5)  Communities which were sold subsequent to July 1, 1996.

                                    Page-14

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $5,757, or 19.3%, from $29,858 to $35,615 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent        Property      Property     During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1997 Period    Occupancy
  ------      ----------      -----        --------      --------      --------     -----------    ---------
Houston           14           5,045         40.4%          $568          5.4%          94.8%       - 0.5%
Atlanta           12           3,470         27.7%           110          1.6%          94.9%       - 0.6%
Dallas             5           1,277         10.2%            44          1.6%          93.9%       - 0.8%
Nashville          4           1,166          9.3%           - 4        - 0.2%          96.0%       - 0.2%
San Antonio        2             544          4.4%            76          6.8%          95.0%         3.7%
Austin             2             532          4.3%            44          3.3%          94.5%       - 0.4%
Memphis            1             464          3.7%             7          0.9%          95.7%         1.3%
               -----          ------        ------        ------        ------        -------      -------
                  40          12,498        100.0%          $845          3.3%          94.9%       - 0.3%
               =====          ======        ======        ======        ======        =======      =======

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                 Increase
                                                (Decrease)
                        Number of                in Total      Occupancy
           Number of Apartment Percent Property During the Market Properties Homes of Total Revenues 1997 Period
------    ----------      -----     --------     --------     -----------

Atlanta        2           647        45.0%        $ -166           91.5%
Memphis        2           490        34.1%           911           96.0%
Dallas         1           300        20.9%           288           92.2%
          ------         -----      -------        ------         -------
               5         1,437       100.0%        $1,033           93.1%
          ======         =====      =======        ======         =======

Development and lease-up communities:

                                                 Increase
                        Number of                in Total      Occupancy
           Number of Apartment Percent Property During the Market Properties Homes of Total Revenues 1997 Period
------    ----------     -----      --------     --------     -----------

Atlanta        2           599        68.7%         $ 851           50.4%
Austin         1           273        31.3%           593           65.3%
           -----        ------       ------        ------         -------
               3           872       100.0%        $1,444           55.7%
           =====        ======       ======        ======         =======

                                    Page-15

 MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Other revenues decreased $632, or 33.1%, from $1,910 to $1,278 due to (i) $670 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) a decrease in property management revenues of $213, or 22.0%, from $966 to $753 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,381, or 12.8%, from $10,795 to $12,176 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 0.4%. The same store increase in operating expenses represents inflationary increases in expenses offset by decreases in certain landscape, utilities and maintenance costs. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation for the coming twelve months.

Depreciation and amortization expense increased $1,190, or 23.4%, from $5,076 to $6,266 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $29, or 2.1%, from $1,413 to $1,442 due primarily to inflationary increases in expenses, offset in part by certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense decreased $2, or 0.2%, from $842 to $840 due primarily to certain expense reductions generated in the 1997 Period, offset by certain non-recurring expenses incurred in the 1997 Period.

Interest expense decreased $398, or 6.3%, from $6,304 to $5,906 due to a decrease in the outstanding debt resulting from the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness. These decreases in interest expense have been offset in part by an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase.

Gain on sale of real estate in the 1997 Period of $491 represents the gain generated in connection with the July, 1997 sale of 2 acres of Gables' 12-acre Gables Colonnade Phase II land parcel.

Net income available to common shareholders increased $1,670, or 28.8%, from $5,790 to $7,460 primarily due to the reasons discussed above.

                                    Page-16

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the nine months ended September 30, 1997 and 1996 is summarized as follows:

                                                                                     Nine Months Ended September 30,
                                                                               ---------- ----------- ---------   ----------
                                                                                                          $           %
                                                                                 1997        1996       Change      Change
                                                                               ---------- ----------- ---------   ----------
Rental and other revenue:
Same store communities (1) ...............................................   $ 55,167     $ 53,990    $  1,177       2.2%
Communities  stabilized  during  the 1997  Period,
     but not  during  the 1996 Period (2) ................................     15,561       14,153       1,408       9.9%
Development and lease-up communities (3) .................................      8,580        2,581       5,999     232.4%
Acquired communities (4) .................................................     19,420        6,355      13,065     205.6%
Sold communities (5) .....................................................        177        2,567     - 2,390    - 93.1%
                                                                             --------     --------    --------   --------
Total property revenues ..................................................   $ 98,905     $ 79,646    $ 19,259      24.2%
                                                                             --------     --------    --------   --------


Property operating and maintenance expense (exclusive of depreciation and amortization):
Same store communities (1) ...............................................   $ 20,058     $ 19,341    $    717       3.7%
Communities stabilized during the 1997 Period,
     but not during the 1996 Period (2)...................................      4,787        4,495         292       6.5%
Development and lease-up communities (3) .................................      3,226          879       2,347     267.0%
Acquired communities (4) .................................................      6,521        2,250       4,271     189.8%
Sold communities (5) .....................................................        115        1,143     - 1,028    - 89.9%
                                                                             --------     --------    --------    -------
Total specified expenses .................................................   $ 34,707     $ 28,108    $  6,599      23.5%
                                                                             --------     --------    --------    -------

Revenues in excess of specified expenses .................................   $ 64,198     $ 51,538    $ 12,660      24.6%
                                                                             ========     ========    ========    =======

Revenues in excess of specified expenses as a percentage of total property
revenues..................................................................      64.9%        64.7%         --        0.2%
                                                                             ========     ========    ========    =======

(1) Communities which were owned and fully stabilized throughout both the 1997 Period and 1996 Period.
(2) Communities which were completed and fully stabilized during all of the 1997 Period, but were not completed and fully stabilized during all of the 1996 Period.
(3) Communities in the development/lease-up phase which were not fully stabilized during all or any of the 1997 Period.
(4)  Communities which were acquired subsequent to January 1, 1996.
(5)  Communities which were sold subsequent to January 1, 1996.

                                    Page-17

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $19,259, or 24.2%, from $79,646 to $98,905 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent        Property     Property     During the         in
  Market      Properties      Homes        of Total      Revenues      Revenues     1997 Period    Occupancy
  ------      ----------      -----        --------      --------      --------     -----------    ---------
Houston        10            3,512          37%           $659           3.4%           94.3%       - 0.7%
Atlanta        11            3,159          33%            416           2.2%           94.5%       - 0.5%
Dallas          4            1,089          12%            114           1.8%           93.9%       - 0.1%
Nashville       3              912          10%             25           0.5%           96.0%         0.1%
Memphis         1              464           5%            -30          -1.2%           94.0%        -2.2%
Austin          1              276           3%             -7          -0.4%           92.6%         0.6%
           ------           ------      -------         ------        -------          ------      -------
               30            9,412         100%         $1,177           2.2%           94.4%       - 0.5%
           ======           ======      =======         ======        =======          ======      =======

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                        Increase
                                                       (Decrease)
                             Number of                  in Total      Occupancy
               Number of     Apartment    Percent       Property     During the
 Market       Properties       Homes      of Total      Revenues     1997 Period
 ------       ----------       -----      --------      --------     -----------

 Atlanta           2            695            32%       $- 83          94.3%
 San Antonio       2            544            25%         423          92.8%
 Austin            1            256            12%         291          95.6%
 Nashville         1            254            12%         331          95.8%
 Houston           1            246            11%         163          94.8%
 Dallas            1            188             8%         283          94.1%
               -----          -----         ------      ------         ------
                   8          2,183           100%      $1,408          94.4%
               =====          =====         ======      ======         ======


Development and lease-up communities:

                                                        Increase
                              Number of                 in Total    Occupancy
               Number of      Apartment     Percent     Property    During the
  Market      Properties        Homes       of Total    Revenues   1997 Period
  ------      ----------        -----       --------    --------   -----------

  Atlanta          3            862            45%      $1,284          43.7%
  Memphis          2            490            25%       2,600          81.3%
  Dallas           1            300            16%       1,227          85.8%
  Austin           1            273            14%         888          36.7%
               -----          -----          -----      ------        -------
                   7          1,925           100%      $5,999          58.0%
               =====          =====          =====      ======        =======

                                    Page-18
MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Other revenues decreased $746, or 15.8%, from $4,707 to $3,961 due to (i) $900 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) a decrease in property management revenues of $632, or 21.6%, from $2,931 to $2,299 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $6,599, or 23.5%, from $28,108 to $34,707 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 3.7%. The same store increase in operating expenses represents inflationary increases in expenses and increased marketing and redecorating expenses in certain of Gables' markets. Such same store increases have been offset in part by certain decreases in landscape and utilities costs. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation for the coming twelve months.

Depreciation and amortization expense increased $3,913, or 29.3%, from $13,372 to $17,285 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis decreased $41, or 1.0%, from $4,243 to $4,202 due primarily to certain non-recurring expense savings in the 1997 Period, offset in part by inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $76, or 3.1%, from $2,419 to $2,495 due primarily to inflationary increases in expenses.

Interest expense increased $2,825, or 18.5%, from $15,295 to $18,120 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Gain on sale of real estate assets of $5,349 in the 1997 Period represents the gain generated in connection with (i) the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes and (ii) the July, 1997 sale of 2 acres of Gables' 12-acre Gables Colonnade Phase II land parcel.

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

Net income available to common shareholders increased $8,072, or 50.8%, from $15,902 to $23,974 primarily due to the reasons discussed above.

                                    Page-19

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Gables' net cash provided by operating activities increased from $37,077 for the nine months ended September 30, 1996 to $46,925 for the nine months ended September 30, 1997, due to (i) an increase of $9,154 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense and net extraordinary losses and (ii) the change in restricted cash between periods of $3,735. Such increases were offset in part by (i) the change in other assets between periods of $654 and (ii) the change in other liabilities between periods of $2,387.

Gables' net cash used in investing activities increased from $170,506 for the nine months ended September 30, 1996 to $194,247 for the nine months ended September 30, 1997, due primarily to increased development and acquisition activities in 1997 when compared to 1996, offset in part by increased net proceeds from the sale of real estate assets in 1997 when compared to 1996. During the nine months ended September 30, 1997, Gables expended approximately $70.2 million related to development expenditures, including related land acquisitions; approximately $130.9 million for the acquisition of existing apartment communities; approximately $3.4 million related to capital expenditures for operating apartment communities; and approximately $2.2 million related to renovation expenditures.

Gables' net cash provided by financing activities decreased from $153,545 for the nine months ended September 30, 1996 to $146,468 for the nine months ended September 30, 1997, due primarily to (i) $21.4 million of borrowings on September 30, 1996 that were used to fund a real estate investment on October 1, 1996 offset by (ii) increased development and acquisition expenditures during the 1997 Period when compared to 1996. During the nine months ended September 30, 1997, Gables had net borrowings of $50.4 million which were used in conjunction with $129.7 million of proceeds from the common and preferred share offerings primarily to fund Gables' development and acquisition activities discussed previously. These proceeds from financing activities were offset in part by the payment of dividends and distributions totaling approximately $35.0 million.

Gables elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. Provided Gables maintains its qualification as a REIT, the Company generally will not be subject to Federal income tax on distributed net income.

As of September 30, 1997, Gables had total indebtedness of $440,728, cash and cash equivalents of $3,531 and principal escrow deposits reflected in restricted cash of $1,727. Gables' indebtedness includes $96,440 in conventional fixed-rate mortgage notes payable secured by individual properties, $118,602 in conventional fixed-rate unsecured notes payable, a $40,000 unsecured term loan, $105,080 in tax-exempt bond indebtedness and $80,606 in borrowings outstanding under its Credit Facilities. Gables' indebtedness has an average of 6.8 years to maturity at September 30, 1997. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at September 30, 1997:

                              1997            $     0
                              1998             15,606
                              1999                  0
                              2000             65,000
                              2001             40,000

                                    Page-20

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

The debt maturities in 1998 of $15,606 relate to outstanding indebtedness under the $20 Million Credit Facility which will be extended pursuant to Gables' unlimited one-year extension options. The debt maturities in 2000 of $65,000 relate to outstanding indebtedness under the $175 Million Credit Facility which has two remaining one-year extension options.

Gables' dividends through the third quarter of 1997 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

In October, 1997, Gables acquired an apartment community comprising 295 apartment homes and a parcel of land for the future development of an apartment community expected to comprise an estimated 204 apartment homes. The acquisition costs totaling approximately $24 million were funded primarily through borrowings under Gables' Credit Facilities and the issuance of 453,272 Units.

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

Borrowings bore interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) through April, 1997. In April, 1997, Gables' borrowing costs under the facility were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. Additionally, a competitive bid option was added for up to 50% of the $175 million commitment.

Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the facility is currently based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of September 30, 1997, Gables had $65.0 million in borrowings outstanding under the facility and, therefore, had $110.0 million of remaining capacity on the $175 million available commitment.

                                    Page-21

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

$20 Million Credit Facility
---------------------------

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 1998. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. As of September 30, 1997, Gables had approximately $15.6 million in borrowings outstanding under this facility.

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

                                    Page-22

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

COMPLETED  COMMUNITIES IN LEASE-UP AND DEVELOPMENT
COMMUNITIES AT SEPTEMBER 30, 1997

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of September 30, 1997 are summarized below:

                          Actual /                                           Actual /   Actual /   Actual /
                         Estimated   Total                                  Estimated  Estimated  Estimated    Estimated
                         Number of  Budgeted   Percent                      Quarter   Quarter of  Quarter     Quarter of
                         Apartment    Cost   Construction Percent Percent  Construction Initial Construction  Stabilized
Community                  Homes   (millions) Complete    Leased  Occupied  Commenced  Occupancy   Ended       Occupancy
---------                  -----   ---------- ---------   ------  --------  ---------  ---------   -----       ---------
                                      (A)                                                                         (B)

COMPLETED COMMUNITIES IN LEASE-UP

Austin, TX
----------
Gables Central Park ...     273      $19.6     100%         84%      81%      2 Q 1996   1 Q 1997   3 Q 1997   4 Q 1997
                          =====     ======
DEVELOPMENT COMMUNITIES

Atlanta, GA
-----------
Gables at Sugarloaf ...     386       28.7      14%          --      --       2 Q 1997   1 Q 1998   1 Q 1999   2 Q 1999
Roswell Gables II .....     284       21.7      98%         68%      59%      2 Q 1996   2 Q 1997   4 Q 1997   1 Q 1998

Austin, TX
----------
Gables Bluffstone .....     256       20.1      52%          --      --       1 Q 1997   1 Q 1998   3 Q 1998   4 Q 1998

Houston, TX
-----------
Gables New Territory ..     256       14.7       6%          --      --       3 Q 1997   2 Q 1998   4 Q 1998   1 Q 1999

Orlando, FL
-----------
Gables Commons ........     280       21.7      22%          --      --       2 Q 1997   1 Q 1998   4 Q 1998   1 Q 1999
Gables Celebration ....     231       21.8       5%          --      --       3 Q 1997   2 Q 1998   4 Q 1998   4 Q 1998
                          -----     ------
  Totals ..............   1,693     $128.7
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


                                    Page-23

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS
-----------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


STABILIZED APARTMENT COMMUNITIES AT SEPTEMBER 30, 1997
                                                              Scheduled Rent Per
                                                              ------------------
                                   Number of Percent of                   Square
Community                            Homes     Total   Occupancy   Unit    Foot
---------                            -----     -----   ---------   ----    ----

Houston, TX
-----------
Baybrook Village ...............      776                  97%    $ 562   $ 0.70
Gables Bradford Place ..........      372                  98%      711     0.83
Gables Bradford Pointe .........      360                  95%      627     0.82
Gables Champions ...............      404                  97%      742     0.82
Gables CityPlaza ...............      246                  96%      844     0.96
Gables Cityscape ...............      252                  96%      892     1.05
Gables CityWalk/Waterford Square      317                  95%      893     1.11
Gables Edgewater ...............      292                  97%      815     0.92
Gables Meyer Park ..............      345                  98%      845     0.98
Gables of First Colony .........      324                  98%      897     0.90
Gables Piney Point .............      246                  93%      907     0.98
Gables Pin Oak Green ...........      582                  94%      944     0.93
Gables Pin Oak Park ............      477                  97%      970     0.95
Gables River Oaks ..............      228                  98%    1,312     1.08
Metropolitan Uptown(JV).........      318                  92%      986     1.08
Rivercrest .....................      140                 100%      706     0.84
Westhollow Park ................      412                  95%      578     0.64
                                   ------     ------    ------    -----     ----
                                    6,091      34.6%       96%      812     0.90
Atlanta, GA
-----------
Briarcliff Gables ..............      104                 100%    1,081     0.87
Buckhead Gables ................      162                 100%      783     1.03
Dunwoody Gables ................      311                  98%      789     0.84
Gables Cinnamon Ridge ..........      200                  96%      637     0.66
Gables Cityscape ...............      192                  98%      805     0.97
Gables Northcliff ..............       82                  96%    1,097     0.70
Gables Over Peachtree ..........      263                  92%      984     1.08
Gables Vinings .................      315                  95%      912     0.85
Gables Walk ....................      310                  96%      957     0.81
Gables Wood Arbor ..............      140                  96%      683     0.75
Gables Wood Crossing ...........      268                  99%      734     0.77
Gables Wood Glen ...............      380                  95%      653     0.66
Gables Wood Knoll ..............      312                  95%      680     0.68
Gables Wood Mill ...............      438                  97%      777     0.84
Lakes at Indian Creek ..........      603                  95%      563     0.62
Roswell Gables I ...............      384                  98%      760     0.70
Spalding Gables ................      252                  98%      839     0.85
Wildwood Gables ................      546                  98%      808     0.71
                                   ------     ------     -----    -----     ----
                                    5,262      29.8%       96%      775     0.77
Dallas, TX
----------
Arborstone .....................      536                  95%      478     0.67
Gables at Pearl Street .........      108                  92%    1,390     1.28
Gables CityPlace ...............      232                  98%    1,344     1.28
Gables Green Oaks ..............      300                  93%      822     0.86
Gables Mirabella ...............      126                  92%    1,190     1.31
Gables Preston .................      126                  85%    1,045     0.95
Gables Spring Park .............      188                  95%      949     0.90
Gables Turtle Creek ............      150                  87%    1,269     1.26
Gables Valley Ranch ............      319                  97%      927     0.91
                                   ------     ------     -----    -----     ----
                                    2,085      11.8%       94%      916     0.98
Memphis, TN
-----------
Arbors of Harbortown (JV).......      345                  99%      814     0.82
Gables Cordova .................      464                  97%      661     0.71
Gables Germantown ..............      252                  97%      906     0.78
Gables Quail Ridge .............      238                  98%      794     0.67
Gables Stonebridge .............      500                  96%      634     0.72
                                   ------     ------     -----    -----     ----
                                    1,799      10.2%       97%      735     0.74
Nashville, TN
-------------
Brentwood Gables ...............      254                  98%      884     0.78
Gables Hendersonville ..........      364                  96%      652     0.69
Gables Hickory Hollow  I .......      272                  97%      631     0.69
Gables Hickory Hollow II .......      276                  97%      631     0.67
                                   ------     ------     -----    -----     ----
                                    1,166       6.6%       97%      692     0.71
Austin, TX
----------
Gables Great Hills .............      276                  93%      782     0.94
Gables Park Mesa ...............      148                  96%    1,092     1.00
Gables Town Lake ...............      256                  98%    1,077     1.15
                                   ------     ------     -----    -----     ----
                                      680       3.9%       96%      960     1.04
San Antonio, TX
---------------
Gables Colonnade I .............      312                  96%      784     0.86
Gables Wall Street .............      232                  95%      799     0.84
                                   ------     ------     -----    -----     ----
                                      544       3.1%       95%      790     0.85

   TOTALS ......................   17,627     100.0%       96%     $802    $0.84
                                   ======     ======     =====    =====     ====

                                    Page-24

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS
-----------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

PORTFOLIO INDEBTEDNESS SUMMARY AND INTEREST RATE PROTECTION AGREEMENT SUMMARY

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of September 30, 1997 follows:


PORTFOLIO INDEBTEDNESS SUMMARY

                                                Percentage Interest  Total   Years to
Type of Indebtedness                  Balance    of Total  Rate (A) Rate (B) Maturity
--------------------                  -------    --------  -------- -------- --------


Secured conventional fixed-rate .....   $ 96,440    21.9%   8.14%   8.14%    10.09
Unsecured conventional fixed-rate (C)    158,602    36.0%   7.78%   7.78%     6.20
Tax-exempt fixed-rate ...............     60,150    13.6%   6.50%   6.62%    10.92
                                        --------  -------  ------ -------  -------
     Total fixed-rate ...............   $315,192    71.5%   7.65%   7.67%     8.29
                                        --------  -------  ------ -------  -------

Tax-exempt variable-rate ............   $ 44,930    10.2%   4.15%   5.10%     4.92
                                        --------  -------  ------ -------  -------

Unsecured credit facilities .........   $ 80,606    18.3%   6.22%   6.22%     2.21
                                        --------  -------  ------ -------  -------

Total portfolio debt (D), (E) .......   $440,728   100.0%   7.03%   7.14%     6.84
                                        ========  =======  ====== =======  =======


(A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

(C) Unsecured conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 0.80%. Such financing is effectively fixed at an all-in rate of 6.15% after the application of $40,000 of the $44,530 interest rate cap and swap arrangements described below.

(D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 1997 for purposes of interest capitalization were $58,603.

(E) Excludes $16.4 million of tax-exempt bonds and $17.0 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                   Notional Strike/Swap/   Effective Termination
Description of Agreement            Amount  Lock Price       Date        Date
------------------------            ------  ----------       ----        ----

LIBOR, 30-day    - "Rate Cap"      $44,530     6.25% (F)  01/27/94   01/30/99

LIBOR, 30-day    - "Rate Swap"     $44,530     5.35% (F)  08/30/96   08/30/99(G)

LIBOR, 30-day    - "Rate Cap"      $50,000     6.45% (F)  01/30/97   12/31/97

LIBOR, 30-day    - "Rate Swap"     $25,000     5.76% (F)  02/27/98   02/28/00(H)

Treasury,7-year - "Treasury Lock"  $75,000     6.10%      09/22/97   12/19/97

(F)The 30-day LIBOR rate in effect at month-end was 5.66%.

(G) This arrangement is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(H) This arrangement is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                    Page-25

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

Book Value of Assets and Equity
-------------------------------

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and equity. The understatement of basis related to this difference in organizational structure at September 30, 1997 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total equity plus minority interest as of September 30, 1997 would be $1,120,014, $1,055,899, and $576,663, respectively, if such $112,494 value was reflected.

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

SUPPLEMENTAL DISCUSSION - Funds From Operations and
Adjusted Funds From Operations
------------------------------

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less capital expenditures funded by operations. FFO and AFFO should not be considered as alternatives to net income as indicators of Gables' operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources' for a discussion of Gables' cash needs and cash flows.

                                    Page-26

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

RECONCILIATION OF FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

A reconciliation of funds from operations and adjusted funds from operations follows:

                                                         For the three months ended For the nine months ended
                                                                 September 30              September 30
                                                                 ------------              ------------
                                                               1997       1996            1997       1996
                                                               ----       ----            ----       ----
RECONCILIATION:
Net income available to common shareholders .............     $7,460      $5,790        $23,974     $15,902

Extraordinary loss, net of minority interest ............          0           0            602         520

Minority interest of unitholders in Operating Partnership      1,359       1,215          4,478       3,458

Gain on sale of real estate assets ......................       (491)          0         (5,349)          0

Real estate asset depreciation:
   Wholly-owned real estate assets ......................      6,139       4,976         16,925      13,071
   Joint venture real estate assets .....................         56          55            167         163
                                                              ------      ------         ------      ------
          Total .........................................      6,195       5,031         17,092      13,234
                                                              ------      ------         ------      ------

Funds from operations ...................................    $14,523     $12,036        $40,797     $33,114
                                                              ------      ------         ------      ------

Capital expenditures for operating apartments:
  Carpet ................................................        528         359          1,300         867
  Roofing ...............................................         31          69            136         184
  Exterior painting .....................................        168          25            224         111
  Appliances ............................................         51          34            136          84
  Other additions/improvements ..........................        591         508          1,633       1,562
                                                              ------      ------         ------      ------
    Total ...............................................      1,369         995          3,429       2,808
                                                              ------      ------         ------      ------

Adjusted funds from operations ..........................    $13,154     $11,041        $37,368     $30,306
                                                              ======      ======         ======      ======

                                    Page-27

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

          None

Item 2: Changes in Securities

          On October 20, 1997, the Company issued to a limited partner of the Operating Partnership 20,000 common shares (valued at approximately 532,500 at the time of issuance) in exchange for 20,000 Units. Such shares were issued in reliance on an exemption from registration under
          Section 4 (2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

        None

Item 4: Submission of Matters to a Vote of Security Holders

        None

Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 First Amendment to Conversion and Note Agreement effective December 30, 1996 by and among Gables Realty Limited Partnership, Gables-Tennessee Properties, Gables Residential Trust and Teachers Insurance and Annuity Association of America.

          10.2 Second Amendment to Conversion and Note Agreement effective August 13, 1997 by and among Gables Realty Limited Partnership, Gables-Tennessee Properties, Gables Residential Trust and Teachers Insurance and Annuity Association of America .

          10.3 Unsecured Note No. 1 for $86,346,000 dated August 13, 1997 between Gables Realty Limited Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America.

          10.4 Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between Gables Realty Limited Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America.

          10.5 First  Amendment to the  $40,000,000  Term Loan Credit  Agreement
               dated  as  of  August  5,  1997  among  Gables   Realty   Limited
               Partnership and Wachovia Bank of Georgia, N.A.

          10.6 $175,000,000 Amended and Restated Credit Agreement dated as of August 5, 1997 by and among Gables Realty Limited Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta Agency (collectively, as lenders) and Wachovia Bank, N.A. (as Agent).

          10.7 Interest   rate   protection   agreement   (notional   amount  of
               $25,000,000) between Gables Realty Limited Partnership and First Union National Bank of Georgia, dated as of May 23, 1997.

                                    Page-28


          10.8 $45,820,180 Letter of Credit Facility Reimbursement Agreement dated as of October 1, 1997 by and among Gables Realty Limited Partnership (as Borrower), and Wachovia Bank, N.A., Guaranty Federal Bank, F.S.B and AmSouth Bank of Alabama (as Lenders) and Wachovia Bank, N.A. (as Agent).

          10.9 Forward Treasury Lock Agreement  (notional amount of $75,000,000)
               between  Gables  Realty  Limited   Partnership  and  J.P.  Morgan
               Securities, Inc., dated as of September 22, 1997.

          27   Financial Data Schedule

(b)  Reports on Form 8-K

          (i) A Form 8-K dated July 24, 1997 was filed with the Securities and Exchange Commission with (a) the underwriting agreement executed in connection with the Company's issuance of 8.30% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") and (b) the Articles Supplementary to the Company's Amended and Restated Declaration of Trust creating the series of Preferred Shares.

          (ii) A Form 8-K dated September 9, 1997 was filed with the Securities and Exchange Commission with the required financial information regarding the acquisition of two apartment communities.

          (iii)A Form 8-K dated September 16, 1997 was filed with the Securities and Exchange Commission with the underwriting agreement executed in connection with the Company's common share offering that closed September 16, 1997.

                                    Page-29




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 10, 1997       GABLES RESIDENTIAL TRUST


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