Form 10-Q
period 1998-03-31
GABLES RESIDENTIAL TRUST
filed 1998-05-15
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Common  shares of  beneficial  interest,  par value $0.01 per share,
                               22,086,382 shares
    The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

                    (1)       (X)  YES     (  )  NO
                    (2)       (X)  YES     (  )  N0

                                     Page-2

                            GABLES RESIDENTIAL TRUST
                               FORM 10 - Q INDEX


Part I - Financial Information                                         Page

Item 1:  Financial Statements

        Consolidated Balance Sheets as of March 31, 1998
        and December 31, 1997                                            3

        Consolidated Statements of Operations for the three months
        ended March 31, 1998 and 1997                                    4

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 1998 and 1997                                    5

        Notes to Consolidated Financial Statements                       6

Item 2: Management's Discussion and Analysis of Financial Condition
                and Results of Operations                               10


Part II - Other Information                                             24
Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K



Signature                                                               26

                                     Page-3

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            GABLES RESIDENTIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)


                                                                            March 31,     December 31,
                                                                               1998           1997
                                                                           -----------    -----------
ASSETS:
-------
Real estate assets:
   Land .............................................................   $   150,894    $   150,894
   Buildings ........................................................       772,078        770,305
   Furniture, fixtures and equipment ................................        61,526         60,015
   Construction in progress .........................................        74,594         53,240
   Land held for future development .................................        27,816         21,774
                                                                         ----------     ----------

      Real estate assets before accumulated depreciation ............     1,086,908      1,056,228
   Less:  accumulated depreciation ..................................      (105,699)       (98,236)
                                                                         ----------     ----------

     Net real estate assets .........................................       981,209        957,992

Cash and cash equivalents ...........................................         5,924          3,179
Restricted cash .....................................................         3,862          4,498
Deferred charges, net ...............................................         4,615          4,194
Other assets, net ...................................................        14,725         11,304
                                                                         ----------     ----------
     Total assets ...................................................   $ 1,010,335    $   981,167
                                                                         ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Notes payable .......................................................   $   479,117    $   435,362
Accrued interest payable ............................................         2,182          1,999
Preferred dividend payable ..........................................           424            424
Real estate taxes payable ...........................................         5,018         13,568
Accounts payable and accrued expenses - construction ................         7,612          8,505
Accounts payable and accrued expenses - operating ...................         5,303          5,552
Security deposits ...................................................         2,276          2,260
                                                                         ----------     ----------
     Total liabilities ..............................................       501,932        467,670
                                                                         ----------     ----------

Minority interest of unitholders in Operating Partnership ...........        61,024         62,059
                                                                         ----------     ----------

Commitments and contingencies

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized ..........          --             --
  Preferred shares at $25.00 liquidation preference, $0.01 par value,
    10,000 shares authorized, 4,600 shares issued and outstanding
    at March 31, 1998 and December 31, 1997 .........................       115,000        115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
    22,073 and 21,991 shares issued and outstanding at March
    31, 1998 and December 31, 1997, respectively ....................           221            220
  Additional paid-in capital ........................................       333,533        339,009
  Deferred long-term compensation ...................................        (1,375)          (594)
  Accumulated earnings (deficit) ....................................             0         (2,197)
                                                                         ----------     ----------
     Total shareholders' equity .....................................       447,379        451,438
                                                                         ----------     ----------
     Total liabilities and shareholders' equity .....................   $ 1,010,335    $   981,167
                                                                         ==========     ==========

The accompanying notes are an integral part of these balance sheets.

                                     Page-4

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended March 31,
                                                                          1998       1997
                                                                       ---------   --------

Rental revenues ....................................................   $ 38,561    $ 29,483
Other property revenues ............................................      1,789       1,338
                                                                     ----------  ----------
     Total property revenues .......................................     40,350      30,821
                                                                     ----------  ----------
Property management revenues .......................................        667         799
Other ..............................................................        473         612
                                                                     ----------  ----------
     Total other revenues ..........................................      1,140       1,411
                                                                     ----------  ----------
     Total revenues ................................................     41,490      32,232
                                                                     ----------  ----------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................     13,630      11,058
Depreciation and amortization ......................................      7,596       5,337
Amortization of deferred financing costs ...........................        222         281
Property management - owned ........................................      1,076         828
Property management - third party ..................................        578         640
General and administrative .........................................      1,060         881
Interest ...........................................................      6,335       5,815
Credit enhancement fees ............................................        121         128
Loss on treasury lock extension ....................................      1,811        --
                                                                     ----------  ----------
     Total expenses ................................................     32,429      24,968
                                                                     ----------  ----------

Income before equity in income of joint ventures and interest income      9,061       7,264
Equity in income of joint ventures .................................         75          66
Interest income ....................................................         62         122
                                                                     ----------  ----------

Income before gain on sale of real estate assets ...................      9,198       7,452
Gain on sale of real estate assets .................................       --         4,858
                                                                     ----------  ----------

Income before minority interest and extraordinary loss, net ........      9,198      12,310
Minority interest of unitholders in Operating Partnership ..........     (1,059)     (1,900)
                                                                     ----------  ----------

Income before extraordinary loss, net ..............................      8,139      10,410
Extraordinary loss, net of minority interest .......................       --          (602)
                                                                     ----------  ----------

Net income .........................................................      8,139       9,808
Dividends to preferred shareholders ................................     (2,386)       --
                                                                     ----------  ----------

Net income available to common shareholders ........................   $  5,753    $  9,808
                                                                     ==========  ==========

Weighted average number of common shares outstanding - basic .......     22,021      19,328
Weighted average number of common shares outstanding - diluted .....     26,227      23,016

Per Common Share Information:
Income before extraordinary loss, net - basic ......................   $   0.26    $   0.54
Extraordinary loss, net - basic ....................................       --      ($  0.03)
Net income - basic .................................................   $   0.26    $   0.51

Income before extraordinary loss, net - diluted ....................   $   0.26    $   0.53
Extraordinary loss, net - diluted ..................................       --      ($  0.03)
Net income - diluted ...............................................   $   0.26    $   0.50

The accompanying notes are an integral part of these statements.

                                     Page-5

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)



                                                                    Three Months Ended March 31,
                                                                          1998        1997
                                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income .......................................................   $   8,139    $   9,808
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization .................................       7,818        5,618
   Equity in income of joint ventures ............................         (75)         (66)
   Minority interest of unitholders in Operating Partnership .....       1,059        1,900
   Gain on sale of real estate assets ............................        --         (4,858)
   Long-term compensation expense ................................         255          144
   Loss on treasury lock extension ...............................       1,811         --
   Extraordinary loss, net of minority interest ..................        --            602
   Change in operating assets and liabilities:
     Restricted cash .............................................         810        2,416
     Other assets ................................................      (2,588)         457
     Other liabilities, net ......................................     (10,361)      (7,339)
                                                                    ----------   ----------
          Net cash provided by operating activities ..............       6,868        8,682
                                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase and construction of real estate assets ..................     (31,233)     (23,748)
Net proceeds from sale of real estate assets .....................        --         12,333
Long-term land lease payments ....................................      (1,000)        --
Distributions received from joint ventures .......................          99           63
                                                                    ----------   ----------
     Net cash used in investing activities .......................     (32,134)     (11,352)
                                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from the exercise of share options ......................         552          249
Share Builder Plan contributions .................................          18           11
Payments of deferred financing costs .............................        (692)         (20)
Notes payable proceeds ...........................................     147,500       29,237
Notes payable repayments .........................................    (103,745)     (16,945)
Principal escrow deposits ........................................        (174)        (171)
Preferred dividends paid .........................................      (2,386)        --
Common dividends paid ($0.50 and $0.49 per share, respectively) ..     (11,036)      (9,465)
Common distributions paid ($0.50 and $0.49 per Unit, respectively)      (2,026)      (1,729)
                                                                    ----------   ----------
     Net cash provided by financing activities ...................      28,011        1,167
                                                                    ----------   ----------

Net change in cash and cash equivalents ..........................       2,745       (1,503)
Cash and cash equivalents, beginning of period ...................       3,179        4,385
                                                                    ----------   ----------
Cash and cash equivalents, end of period .........................   $   5,924    $   2,882
                                                                    ==========   ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................   $   7,697    $   7,019
     Interest capitalized ........................................       1,545        1,275
                                                                    ----------   ----------
     Cash paid for interest, net of amounts capitalized ..........   $   6,152    $   5,744
                                                                    ==========   ==========

The accompanying notes are an integral part of these statements.

                                     Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Gables Residential Trust is a self-administered and self-managed real estate investment trust (a "REIT") formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's initial public offering on January 26, 1994 (the "IPO"). The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only.

Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At March 31, 1998, the Company was an 84.5% economic owner of the Operating Partnership (excluding the Company's ownership of 100% of the Operating Partnership's Series A Preferred Units). Gables' third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation.

As of March 31, 1998, Gables owned 59 completed multifamily apartment communities comprising 17,816 apartment homes, of which 35 were developed and 24 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned five multifamily apartment communities that were under construction at March 31, 1998 that are expected to comprise 1,409 apartment homes upon completion. As of March 31, 1998, Gables owned parcels of land for the future development of eight apartment communities expected to comprise an estimated 1,992 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels, however it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities (the "South Florida Communities") containing a total of 4,197 apartment homes (assuming completion of two South Florida Communities currently under construction), and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Transaction"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units. In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The South Florida Communities are located in Palm Beach County, Broward County and Dade County and encompass the metropolitan areas of Palm Beach, Ft. Lauderdale and Miami, respectively.

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Transaction"). In connection with such acquisition, Gables assumed approximately $28.2 million of indebtedness and issued approximately 647 Units. In addition, up to $2.0 million of the purchase price was deferred by Gables for up to two years from the April, 1998 closing date, at which time Gables will issue a number of Units, based on the prior two years' economic performance, equal in value to such deferred amount.

                                     Page-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

As of April 30, 1998, Gables had contracts to acquire three multifamily apartment communities comprising a total of 599 apartment homes. There can be no assurance that such acquisitions will close as contemplated, or that such acquisitions will be consummated at all. Gables is pursuing other acquisition opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

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

Issuances of Operating Partnership Units
----------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111 Units. On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 244 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 95 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453 Units. On April 1, 1998, Gables issued 2,348 Units in connection with the South Florida Transaction. On April 14 and 22, 1998, Gables issued 535 and 112 Units, respectively, in connection with the Greystone Transaction.

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

                                     Page-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------
All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Gables Residential Trust have been adjusted for the minority interest of unitholders in the Operating
Partnership. Because Units, if presented for redemption, are likely to be exchanged for the common shares of the Company on a one-for-one basis, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of common shares and Units outstanding during the applicable period.

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust included in the Gables Residential Trust Form 10-K for the year ended December 31, 1997.

4.  PER SHARE INFORMATION

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under share option and incentive plans and upon conversion of Units. In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Gables adopted SFAS No. 128 for the year ended December 31, 1997. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 are not materially different from those calculated and presented under APB Opinion No.
15. Reconciliations of income available to common shareholders and weighted average common shares used in the basic and diluted earnings per share computations are detailed below.


                                                    Three Months Ended March 31,
                                                             1998        1997
                                                             ----        ----
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON SHAREHOLDERS (NUMERATOR):
Income before extraordinary loss, net - basic                 $5,753     $10,410
Minority interest of unitholders in Operating Partnership      1,059       1,900
                                                              ------      ------
Income before extraordinary loss, net - diluted               $6,812     $12,310
                                                              ======      ======

Net income - basic                                            $5,753      $9,808
Minority interest of unitholders in Operating Partnership      1,059       1,790
                                                              ------      ------
Net income - diluted                                          $6,812     $11,598
                                                              ======      ======

COMMON SHARES (DENOMINATOR):
Average shares outstanding - basic                            22,021      19,328
Incremental shares from assumed conversions of stock options     150         160
Incremental shares from assumed conversions of Units           4,056       3,528
                                                           ---------    --------
Average shares outstanding-diluted                            26,227      23,016
                                                           =========    ========

                                     Page-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

5.  EXTRAORDINARY LOSS, NET

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

6.  INTEREST RATE PROTECTION AGREEMENTS

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

In certain situations, Gables uses forward treasury lock agreements to mitigate the potential effects of changes in interest rates for prospective transactions. Cash payments made or received upon settlement of such hedge agreements are deferred and amortized as an adjustment to interest expense over the life of the related debt instrument. In the first quarter of 1998, Gables amended two such agreements to extend the termination date. In connection with such extension, Gables recorded a $1,811 loss in accordance with GAAP. The market rate in effect on the date of extension is used as the "locked-in" rate for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged.

                                    Page-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Gables is a self-administered and self-managed real estate investment trust (a "REIT") focused within the multifamily industry in the Southwestern and Southeastern region of the United States (the "Sunbelt" or "Sunbelt Region"). Gables' operating performance relies predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

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

Gables believes that it is well positioned to achieve its objective as a result of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in each of Gables' core markets for the past fifteen years. Gables believes that this long-term, local market presence gives it a competitive advantage with regard to its ability to generate increased cash flow from property operations during different economic cycles and to new investment opportunities that involve site selection, market information and requests for entitlements and zoning petitions. The core markets are geographically independent, rely on diverse economic foundations and have experienced job growth substantially above national averages. Gables recently entered the Orlando and South Florida markets which have the common growth characteristics of the core markets.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 22 of this Form 10-Q and elsewhere in this report.

                                    Page-11


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------

Formation of Gables and Initial Public Offering
-----------------------------------------------

Gables Residential Trust was formed in 1993 under Maryland law to continue and to expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The term "Company" or "Gables" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries), or, where the context so requires, Gables Residential Trust only. At the completion of the Company's initial public offering on January 26, 1994 (the "IPO"), Gables sold 9,430 common shares (including 1,230 shares as a result of the exercise of an over-allotment option by the underwriters) at a price to the public of $22.50 per share. The net proceeds to Gables from such sale totaled approximately $190 million, the majority of which were used to reduce indebtedness and to purchase minority interests in certain property partnerships.

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

Issuances of Operating Partnership Units
----------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111 minority units of limited partnership interest in the Operating Partnership ("Units"). On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 244 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 95 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453 Units. On April 1, 1998, Gables issued 2,348 Units in connection with the acquisition of the properties and operations of Trammell Crow Residential South Florida ("TCR/SF") consisting of 15 apartment communities comprising 4,197 apartment homes and all of TCR/SF's residential construction and development and third party management activities in South Florida. On April 14 and 22, 1998, Gables issued 535 and 112 Units, respectively, in connection with the acquisition of four apartment communities comprising 913 apartment homes.

                                    Page-12

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------

Results of Operations
---------------------

Comparison of operating results of Gables for the three months ended March 31, 1998 (the "1998 Period") to the three months ended March 31, 1997 (the "1997 Period").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                                                                   Three Months Ended March 31,
                                                                          ----------- ---------- ---------- -----------
                                                                                                     $           %
                                                                             1998       1997      Change      Change
                                                                          ----------- ---------  ---------  ----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                   $29,287    $27,879     $1,408        5.1%
Communities  stabilized  during the 1998 Period, but not during the 1997       4,812      2,713      2,099       77.4%
Period (2)
Development and lease-up communities (3)                                         831         54        777     1438.9%
Acquired communities (4)                                                       5,420          0      5,420        ---
Sold communities (5)                                                               0        175       (175)    -100.0%
                                                                           ---------  ---------  --------- ----------
Total property revenues                                                      $40,350    $30,821     $9,529       30.9%
                                                                           ---------  ---------  --------- ----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                    $9,835     $9,907       ($72)      -0.7%
Communities stabilized during the 1998 Period, but not during the 1997         1,650      1,027        623       60.7%
   Period (2)
Development and lease-up communities (3)                                         265          9        256     2844.4%
Acquired communities (4)                                                       1,880          0      1,880        --
Sold communities (5)                                                               0        115       (115)    -100.0%
                                                                           --------- ---------- ---------- ----------
Total specified expenses                                                     $13,630    $11,058     $2,572       23.3%
                                                                           --------- ---------- ---------- ----------

Revenues in excess of specified expenses                                     $26,720    $19,763     $6,957       35.2%
                                                                           --------- ---------- ---------- ----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              66.2%      64.1%        ---        2.1%
                                                                           ---------  --------- ---------- ----------

(1) Communities which were owned and fully stabilized throughout both the 1998 Period and 1997 Period.

(2) Communities which were completed and fully stabilized during all of the 1998 Period, but were not completed and fully stabilized during all of the 1997 Period.

(3)  Communities  in  the  development/lease-up   phase  which  were  not  fully
     stabilized during all or any of the 1998 Period.

(4)  Communities  which  were  acquired  subsequent  to  January  1,  1997.

(5)  Communities which were sold subsequent to January 1, 1997.

Total property revenues increased $9,529, or 30.9%, from $30,821 to $40,350 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

                                    Page-13

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------

Same store communities:

                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent       Property      Property     During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
 --------    -----------   ----------     ----------    ----------    ----------    -----------    ---------

Houston           14           5,045         37.7%          $841          8.0%          95.6%         1.0%
Atlanta           12           3,470         25.9%           171          2.4%          95.4%         2.4%
Dallas             7           1,659         12.4%           281          7.2%          94.5%         0.4%
Nashville          4           1,166          8.7%           -32         -1.4%          95.6%        -0.6%
Memphis            2             964          7.2%            99          6.0%          95.3%         4.6%
San Antonio        2             544          4.1%            25          2.2%          91.8%        -0.7%
Austin             2             532          4.0%            23          1.8%          91.8%        -1.1%
               -----          ------       ------         ------        ------       --------      -------
                  43          13,380        100.0%        $1,408          5.1%          95.1%         1.2%
               =====          ======       ======         ======        ======       ========      =======

Communities stabilized during the 1998 Period but not during the 1997 Period:

                                                     Increase
                         Number of                   in Total      Occupancy
             Number of   Apartment     Percent       Property      During the
 Market     Properties     Homes       of Total      Revenues     1998 Period
--------   -----------  ---------     ---------     ---------     ------------

Atlanta         4         1,246         61.2%        $1,675           93.6%
Memphis         2           490         24.1%           310           91.4%
Dallas          1           300         14.7%           114           93.7%
              ---        ------        ------        ------           -----
                7         2,036        100.0%        $2,099           93.1%
              ===        ======        ======        ======           =====

Development and lease-up communities:

                                                     Increase
                          Number of                  in Total      Occupancy
             Number of    Apartment    Percent       Property      During the
 Market     Properties      Homes      of Total      Revenues     1998 Period
--------   ------------   ---------    --------      --------     -----------
  Austin        2           529         57.8%          $772          51.6%
  Atlanta       1           386         42.2%             5           0.3%
              ---          ----        ------          ----         ------
                3           915        100.0%          $777          32.2%
              ===          ====        ======          ====         ======


Other revenues decreased $271, or 19.2%, from $1,411 to $1,140 due primarily to a decrease in property management revenues of $132, or 16.5%, from $799 to $667 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,572, or 23.3%, from $11,058 to $13,630 due to an increase in apartment homes resulting from the development and acquisition of additional communities. Such increase was offset in part by a decrease in property operating and maintenance expense for same store communities of 0.7%. The same store decrease in operating expenses represents reduced utilities and marketing expenses, offset in part by increased payroll costs and property taxes.

                                    Page-14

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------
Depreciation and amortization expense increased $2,259, or 42.3%, from $5,337 to $7,596 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis increased $186, or 12.7%, from $1,468 to $1,654 due primarily to inflationary increases in expenses, and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $179, or 20.3%, from $881 to $1,060 due primarily to (i) increases in certain costs associated with increases in Gables' size, (ii) increased compensation costs and (iii) inflationary increases in expenses.

Interest expense increased $520, or 8.9%, from $5,815 to $6,335 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury lock extension of $1,811 in the 1998 Period represents the loss recorded, in accordance with generally accepted accounting principles ("GAAP"), in connection with the amendment of two forward treasury lock agreements to extend the termination date. The market rate in effect on the date of extension is used as the "locked-in rate" for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged.

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

Net income available to common shareholders decreased $4,055, or 41.3%, from $9,808 to $5,753 primarily due to the reasons discussed above.

Liquidity and Capital Resources
-------------------------------

Gables' net cash provided by operating activities decreased from $8,682 for the three months ended March 31, 1997 to $6,868 for the three months ended March 31, 1998, due to (i) the change in restricted cash between periods of $1,606, (ii) the change in other assets between periods of $3,045, and (iii) the change in other liabilities between periods of $3,022. Such decreases were offset in part by an increase of $5,859 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, loss on treasury lock extension and net extraordinary losses.

Gables' net cash used in investing activities increased from $11,352 for the three months ended March 31, 1997 to $32,134 for the three months ended March 31, 1998, due primarily to increased development and acquisition activities in 1998 when compared to 1997, and the net proceeds from the sale of real estate assets in 1997. During the three months ended March 31, 1998, Gables expended approximately $28.8 million related to development expenditures, including related land acquisitions; approximately $1.1 million related to capital expenditures for operating apartment communities; and approximately $2.2 million related to renovation expenditures.

                                    Page-15

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands,  Except Property and Per Share Amounts)
-------------------------------------------------------------

Gables' net cash provided by financing activities increased from $1,167 for the three months ended March 31, 1997 to $28,011 for the three months ended March 31, 1998. During the three months ended March 31, 1998, Gables had net borrowings of $43.8 million which were used primarily to fund Gables' development and acquisition activities discussed previously. These proceeds from financing activities were offset in part by the payment of dividends and distributions totaling approximately $13.1 million.

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

In March, 1998, Gables closed a $100.0 million offering of the Operating Partnership's senior unsecured notes and used the net proceeds of approximately $98.8 million to reduce borrowings under its Credit Facilities. The notes bear interest at 6.80%, were priced to yield 6.85% and mature in March, 2005.

As of March 31, 1998, Gables had total indebtedness of $479,117, cash and cash equivalents of $5,924 and principal escrow deposits reflected in restricted cash of $1,921. Gables' indebtedness includes $95,810 in conventional fixed-rate mortgage notes payable secured by individual properties, $258,382 in unsecured fixed-rate indebtedness, $104,925 in tax-exempt bond indebtedness and $20,000 in borrowings outstanding under its Credit Facilities. Gables' indebtedness has an average of 7.1 years to maturity at March 31, 1998. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at March 31, 1998:

                        1998    $    0
                        1999         0
                        2000    20,000
                        2001    40,000
                        2002   127,322

The debt maturities in 2000 of $20,000 relate to outstanding indebtedness under the $175 Million Credit Facility. In May, 1998, the maturity date of such facility was extended to May, 2001 with two one-year extension options. The debt maturities in 2002 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options.

Gables' dividends through the first quarter of 1998 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

                                    Page-16

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------
Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long- term secured and unsecured borrowings and the issuance of debt securities or additional equity securities or through the disposition of assets which, in management's evaluation, may no longer meet Gables' investment requirements.

$175 Million Credit Facility
----------------------------

In March, 1996, Gables closed a $175 million unsecured revolving credit facility. Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of March 31, 1998, Gables had $20 million in borrowings outstanding under the facility and, therefore, had $155 million of remaining capacity on the $175 million available commitment. Borrowings bore interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) through April, 1997. In April, 1997, Gables' borrowing costs under the facility were reduced to LIBOR plus 1.10% in connection with the attainment of the senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service (the "Credit Ratings"). In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. Additionally, a competitive bid option was added for up to 50% of the total commitment. In May, 1998, the $175 million commitment level was increased to $225 million and the maturity date was extended to May, 2001 with two one-year extension options.

$20 Million Credit Facility
---------------------------

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 1998. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. As of March 31, 1998, Gables had no borrowings outstanding under this facility. In May, 1998, the $20 million commitment was increased to $25 million.

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

                                    Page-17

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
-------------------------------------------------------------

Acquisitions - South Florida
----------------------------

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities (the "South Florida Communities") containing a total of 4,197 apartment homes (assuming completion of two South Florida Communities currently under construction), and all of TCR/SF's residential construction and development and third party management activities in South Florida. In consideration for such properties and operations, Gables(i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units. The cash portion of the purchase price was funded through borrowings under the Credit Facilities. In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount.

Acquisitions - Houston
----------------------

In April, 1998, Gables acquired four multifamily apartment communities located in Houston, comprising a total of 913 apartment homes. In connection with such acquisition, Gables assumed approximately $28.2 million of indebtedness and issued approximately 647 Units. In addition, up to $2.0 million of the purchase price was deferred by Gables for up to two years from the April, 1998 closing date, at which time Gables will issue a number of Units, based on the prior two years' economic performance, equal in value to such deferred amount.

                                    Page-18


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

DEVELOPMENT COMMUNITIES AT MARCH 31, 1998

Certain information regarding Gables' communities under development at March 31, 1998 is presented below.

                                                                                        Actual or Estimated Quarter of
                     Number of   Total        Percent at March 31, 1998   ---------------------------------------------------------
                     Apartment  Budgeted      -------------------------   Construction     Initial      Construction     Stabilized
Community Name         Homes      Cost        Complete Leased Occupied       Start        Occupancy         End           Occupancy
-------------------   -------     ----        -------- ------ --------      -------       ---------      -----------    ------------
                               (millions)
ATLANTA, GA
Gables at Sugarloaf     386    $28.7            59%     8%      3%         2 Q 1997        1 Q 1998        1 Q 1999        2 Q 1999

AUSTIN, TX
Gables Bluffstone       256     20.5            96%     29%     22%        1 Q 1997        4 Q 1997        2 Q 1998        1 Q 1999

HOUSTON, TX
Gables New Territory    256     15.2            70%     10%     ---        3 Q 1997        2 Q 1998        4 Q 1998        2 Q 1999

ORLANDO, FL
The Commons at
   Little Lake Bryan I  280     21.7            79%     100%    28%        2 Q 1997        1 Q 1998        3 Q 1998        3 Q 1998
Gables Celebration      231     23.4            38%     37%     ---        3 Q 1997        2 Q 1998        4 Q 1998        4 Q 1998
                    -------   ------
  Totals              1,409   $109.5
                    =======   ======


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

                                    Page-19

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 1998

                           Number of                     March 31, 1998 Scheduled Rent Per
                           Apartment    March 31, 1998   ---------------------------------
Community Name               Homes        Occupancy          Unit       Square Foot
--------------               -----        ---------          ----       -----------
Houston, TX
-----------
Baybrook Village                776          99%            $570            $0.71
Gables Bradford Place           372          96%             735             0.85
Gables Bradford Pointe          360          96%             638             0.83
Gables Champions                404          96%             798             0.88
Gables CityPlaza                246          98%             876             0.99
Gables Cityscape                252          98%             902             1.06
Gables CityWalk/Waterford Sq.   317          98%             891             1.10
Gables Edgewater                292          94%             818             0.93
Gables Meyer Park               345          97%             852             0.99
Gables of First Colony          324          92%             925             0.93
Gables Piney Point              246          96%             916             0.99
Gables Pin Oak Green            582          97%             944             0.93
Gables Pin Oak Park             477          96%             975             0.96
Gables River Oaks               228          97%           1,367             1.12
Metropolitan Uptown   (JV)      318          97%           1,010             1.11
Rivercrest                      140          99%             716             0.85
Westhollow Park                 412          96%             608             0.68
                           --------      -------          ------           ------
                              6,091          97%             829             0.92
Atlanta, GA
-----------
Briarcliff Gables               104          98%           1,081             0.87
Buckhead Gables                 162          98%             783             1.03
Dunwoody Gables                 311          97%             798             0.85
Gables Cinnamon Ridge           200          97%             649             0.68
Gables Cityscape                192          97%             805             0.97
Gables Northcliff                82         100%           1,113             0.71
Gables Over Peachtree           263          91%           1,009             1.11
Gables Vinings                  315          98%             955             0.89
Gables Walk                     310          95%             985             0.83
Gables Wood Arbor               140          97%             685             0.75
Gables Wood Crossing            268          97%             714             0.75
Gables Wood Glen                380          96%             677             0.68
Gables Wood Knoll               312          98%             679             0.68
Gables Mill                     438          95%             804             0.87
Lakes at Indian Creek           603          95%             563             0.62
Rock Springs Estates            295          97%             879             0.87
Roswell Gables I                384          94%             818             0.75
Roswell Gables II               284          94%             818             0.69
Spalding Gables                 252          94%             844             0.85
Wildwood Gables                 546          97%             840             0.74
                              -----        -----            ----           ------
                              5,841          96%             798             0.79

Dallas, TX
----------
Arborstone                      536          94%             482             0.67
Gables at Pearl Street          108          98%           1,411             1.30
Gables CityPlace                232          95%           1,365             1.30
Gables Green Oaks               300          92%             832             0.87
Gables Mirabella                126          99%           1,214             1.33
Gables Preston                  126          94%           1,063             0.97
Gables Spring Park              188          88%             952             0.90
Gables Turtle Creek             150          97%           1,203             1.20
Gables Valley Ranch             319          96%             933             0.91
                              -----        -----           -----           ------
                              2,085          94%             922             0.98

                                    Page-20


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 1998
(continued from previous page)

                           Number of                     March 31, 1998 Scheduled Rent Per
                           Apartment    March 31, 1998   ---------------------------------
Community Name               Homes        Occupancy          Unit       Square Foot
--------------               -----        ---------          ----       -----------

Memphis, TN
-----------
Arbors of Harbortown (JV)       345          95%            $840            $0.85
Gables Cordova                  464          96%             675             0.72
Gables Germantown               252          94%             906             0.78
Gables Quail Ridge              238          92%             794             0.67
Gables Stonebridge              500          96%             634             0.72
                              -----        -----           -----           ------
                              1,799          95%             744             0.75
Nashville, TN
-------------
Brentwood Gables                254          96%             856             0.76
Gables Hendersonville           364          96%             638             0.68
Gables Hickory Hollow  I        272          97%             616             0.68
Gables Hickory Hollow II        276          97%             616             0.65
                              -----        -----           -----           ------
                              1,166          97%             675             0.69
Austin, TX
----------
Gables Central Park             273          91%           1,087             1.15
Gables Great Hills              276          93%             793             0.96
Gables Park Mesa                148          95%           1,092             1.00
Gables Town Lake                256          97%           1,092             1.17
                              -----        -----           -----           ------
                                953          94%           1,004             1.08
San Antonio, TX
---------------
Gables Colonnade I              312          93%             786             0.86
Gables Wall Street              232          90%             800             0.84
                              -----        -----           -----           ------
                                544          92%             792             0.85

   TOTALS                    18,479          96%            $819            $0.86
                             ======        =====           =====           ======

                                    Page-21

MANAGEMENT'S  DISCUSSION  AND ANALYSIS
(Dollars in  Thousands)
--------------------------------------

Portfolio Indebtedness Summary and Interest Rate Protection Agreement Summary

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of March 31, 1998 follows:


PORTFOLIO INDEBTEDNESS SUMMARY

                                        Percentage   Interest   Total   Years to
Type of Indebtedness         Balance     of Total    Rate (A)  Rate (B) Maturity
--------------------         -------     --------    --------  -------- --------

Fixed-rate:
Secured notes                 $95,810    20.0%       8.14%      8.14%     9.58
Unsecured notes (C)           258,382    53.9%       7.40%      7.40%     6.20
Tax-exempt                     59,995    12.5%       6.50%      6.62%    10.38
                             --------  -------     -------     ------   ------
     Total fixed-rate        $414,187    86.4%       7.44%      7.46%     7.59
                             --------  -------     -------     ------   ------
Tax-exempt variable-rate      $44,930     9.4%       3.65%      4.60%     4.42
                             --------  -------     -------     ------   ------
Unsecured credit facilities   $20,000     4.2%       6.19%      6.19%     2.00
                             --------  -------     -------     ------   ------
Total portfolio debt(D),(E)  $479,117   100.0%       7.03%      7.14%     7.06
                             ========  =======     =======     ======   ======

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

(D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 1998 for purposes of interest capitalization were $93,351.

(E) Excludes $16.4 million of tax-exempt bonds and $17.9 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                 Notional   Strike/Swap/ Effective  Termination
Description of Agreement          Amount     Lock Price    Date         Date
------------------------          ------     ----------    ----         ----

LIBOR, 30-day - "Rate Cap"       $44,530       6.25% (F)  01/27/94   01/30/99

LIBOR, 30-day - "Rate Swap"      $44,530       5.35% (F)  08/30/96   08/30/99(G)

LIBOR, 30-day - "Rate Swap"      $25,000       5.76% (F)  02/27/98   02/27/00(H)

Treasury, 7-year-"Treasury Lock" $50,000       6.18%      09/22/97   05/28/98

(F)  The 30-day LIBOR rate in effect at March 31, 1998 was 5.69%.

(G) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(H) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                    Page-22

MANAGEMENT'S  DISCUSSION  AND ANALYSIS
(Amounts in  Thousands,  Except Property and Per Share Amounts)
---------------------------------------------------------------

Book Value of Assets and Shareholders' Equity
--------------------------------------------
The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and shareholders' equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and shareholders' equity. The understatement of basis related to this difference in organizational structure at March 31, 1998 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total shareholders' equity plus minority interest as of March 31, 1998 would be $1,199,402, $1,122,829, and $620,897, respectively, if such $112,494 value were reflected.

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

                                    Page-23

MANAGEMENT'S  DISCUSSION  AND ANALYSIS
(Amounts in  Thousands,  Except Property and Per Share Amounts)
---------------------------------------------------------------

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

                                                    Three months ended March 31,
                                                       1998              1997
                                                       ----              ----

Net income available to common shareholders            $5,753           $9,808
Extraordinary loss, net of minority interest                0              602
Minority interest of unitholders in Operating
     Partnership                                        1,059            1,900
Loss on treasury lock extension (1)                     1,811                0
Amortization of loss on treasury lock extension (1)        (4)               0
Gain on sale of real estate assets                          0           (4,858)
Real estate asset depreciation:
     Wholly-owned real estate assets                    7,484            5,233
     Joint venture real estate assets                      56               55
                                                       ------         --------
            Total                                       7,540            5,288
                                                      -------         --------

FUNDS FROM OPERATIONS                                 $16,159          $12,740
                                                      -------         --------

Capital expenditures for operating apartment communities:
      Carpet                                              443              371
      Roofing                                              16               24
      Exterior painting                                     0                0
      Appliances                                           48               47
      Other additions and improvements                    617              473
                                                     --------         --------
           Total                                        1,124              915
                                                     --------         --------

ADJUSTED FUNDS FROM OPERATIONS                        $15,035          $11,825
                                                     ========         ========


(1) Gables recorded a loss upon extension of its forward teasury lock agreements. The loss recognized for GAAP purposes in connection with such extension is added back for FFO purposes as Gables intends to account for such amount for FFO purposes as a finance cost which will be amortized over the life of the debt transaction for which the treasury lock hedged.

                                    Page-24


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

        Item 3: Defaults Upon Senior Securities
                None

        Item 4: Submission of Matters to a Vote of Security Holders
                None

        Item 5: Other Information
                None

        Item 6: Exhibits and Reports on Form 8-K

          (a)  Exhibits

              4.1 Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank. (1)

              4.2 Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank, including a form of the 6.80% Senior Note due 2005. (1)

              4.3   The Operating Partnership Senior Note due 2005. (1)

              10.1 Contribution Agreement with an effective date of March 16, 1998 between the Company, the Operating Partnership and specified representatives of Trammell Crow Residential ("TCR") executed in connection with the April 1, 1998 acquisition of 15 multifamily apartment communities and TCR's residential construction and development and third party management activities in South Florida. (2)

              10.2* Form of Restricted  Share Award Agreement as signed by the
                    Company and each of Marcus E. Bromley (with respect to 1,000 Unrestricted Shares and 3,000 Restricted Shares), John T. Rippel (with respect to 1,000 Unrestricted Shares and 3,000 Restricted Shares), and Marvin R. Banks, Jr. (with respect to 1,000 Unrestricted Shares and 3,000 Restricted Shares).

              10.3* Employment  Agreement  between  the  Company and Chris D.
                    Wheeler dated March 16, 1998.


               27 * Financial Data Schedule

               ------------

                    *    Filed herewith
                    (1) Incorporated herein by reference to the Operating Partnership's Current Report on Form 8-K dated March 23, 1998 (File No. 000-22683).

                    (2) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 16, 1998.

                                    Page-25


          (b)  Reports on Form 8-K

               (i) A Form 8-K dated March 16, 1998 was filed with the Securities and Exchange Commission with the Contribution Agreement between the Company, the Operating Partnership and specified representatives of TCR executed in connection with Gables' April 1, 1998 acquisition of 15 multifamily apartment communities and TCR's residential construction and development and third party management activities in South Florida.

               (ii) A  Form  8-K  dated  March  23,  1998  was  filed  with  the
                    Securities and Exchange Commission with the underwriting agreement, indenture and other related items executed in connection with the Operating Partnership's issuance of $100 million of 6.8% Senior Unsecured Notes due March 2005.

                                    Page-26

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   May  14,  1998             GABLES RESIDENTIAL TRUST


                                   /s/ Marvin R. Banks, Jr.
                                   -----------------------------
                                   Marvin R. Banks, Jr.
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Authorized Officer of the Registrant
                                   and Principal Financial Officer)