Form 10-Q
period 1998-06-30
GABLES RESIDENTIAL TRUST
filed 1998-08-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

        Common shares of beneficial interest, par value $0.01 per share,
                               25,470,654 shares


                        The number of shares outstanding
    of each of the registrant's classes of common stock, as of July 31, 1998

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


Part I - Financial Information                                            Page
                                                                         ------

Item 1:  Financial Statements

Consolidated Balance Sheets as of June 30, 1998  and December 31, 1997      3

Consolidated  Statements of Operations  for the three months ended          4
     June 30, 1998 and 1997

Consolidated Statements of Operations for the six months ended              5
     June 30, 1998 and 1997

Consolidated Statements of Cash Flows for the six months ended              6
     June 30, 1998 and 1997

Notes to Consolidated Financial Statements                                  7

Item 2: Management's Discussion and Analysis of Financial Condition        12
                and Results of Operations


Part II - Other Information                                                30
Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K



Signature                                                                  31

                                     Page-3


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            GABLES RESIDENTIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)

                                                                     June 30,       December 31,
                                                                       1998            1997
                                                                     --------        --------
ASSETS:
Real estate assets:
   Land .......................................................   $   216,429    $   150,894
   Buildings ..................................................     1,119,115        770,305
   Furniture, fixtures and equipment ..........................        76,763         60,015
   Construction in progress ...................................       116,306         53,240
   Land held for future development ...........................        51,644         21,774
                                                                   ----------     ----------
      Real estate assets before accumulated depreciation ......     1,580,257      1,056,228
   Less:  accumulated depreciation ............................      (115,888)       (98,236)
                                                                   ----------     ----------
     Net real estate assets ...................................     1,464,369        957,992

Cash and cash equivalents .....................................         4,747          3,179
Restricted cash ...............................................         7,190          4,498
Deferred charges, net .........................................         6,014          4,194
Other assets, net .............................................        16,745         11,304
                                                                   ----------     ----------
     Total assets .............................................   $ 1,499,065    $   981,167
                                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable .................................................   $   771,400    $   435,362
Accrued interest payable ......................................         5,395          1,999
Preferred dividend payable ....................................           432            424
Real estate taxes payable .....................................        13,102         13,568
Accounts payable and accrued expenses - construction ..........         7,332          8,505
Accounts payable and accrued expenses - operating .............         7,399          5,552
Security deposits .............................................         4,628          2,260
Other long-term liability, net ................................        11,343             --
                                                                   ----------     ----------
     Total liabilities ........................................       821,031        467,670

Minority interest of unitholders in Operating Partnership .....       121,067         62,059
Series Z Preferred Shares at $25.00 liquidation preference,
  180 shares issued and outstanding at June 30, 1998 ..........         4,500           --

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized ....          --             --
  Preferred shares, $0.01 par value, 20,000 shares authorized,
    Series A Preferred Shares at $25.00 liquidation preference,
      4,600 shares issued and outstanding; Series Z Preferred
      Shares reported above....................................       115,000        115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
    25,466 and 21,991 shares issued and outstanding at June
    30, 1998 and December 31, 1997 ............................           255            220
  Additional paid-in capital ..................................       438,570        339,009
  Deferred long-term compensation .............................        (1,358)          (594)
  Accumulated earnings (deficit) ..............................             0         (2,197)
                                                                   ----------     ----------
     Total shareholders' equity ...............................       552,467        451,438
                                                                   ----------     ----------
     Total liabilities and shareholders' equity ...............   $ 1,499,065    $   981,167
                                                                   ==========     ==========

The accompanying notes are an integral part of these balance sheets.

                                     Page-4

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)


                                                                     Three Months Ended June 30,
                                                                          1998        1997
                                                                        --------    --------
Rental revenues ....................................................   $ 51,794    $ 30,944
Other property revenues ............................................      2,724       1,525
                                                                      ---------   ---------
     Total property revenues .......................................     54,518      32,469
                                                                      ---------   ---------

Property management revenues .......................................      1,245         747
Other ..............................................................        413         525
                                                                      ---------   ---------
     Total other revenues ..........................................      1,658       1,272
                                                                      ---------   ---------

     Total revenues ................................................     56,176      33,741
                                                                      ---------   ---------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................     18,469      11,473
Depreciation and amortization ......................................     10,324       5,682
Amortization of deferred financing costs ...........................        285         222
Property management - owned ........................................      1,283         765
Property management - third party ..................................        903         527
General and administrative .........................................      1,614         774
Interest ...........................................................     11,163       6,399
Credit enhancement fees ............................................        441         129
Loss on treasury lock extension ....................................        199        --
                                                                      ---------   ---------
     Total expenses ................................................     44,681      25,971
                                                                      ---------   ---------

Income before equity in income of joint ventures and interest income     11,495       7,770
Equity in income of joint ventures .................................         92          84
Interest income ....................................................        119          71
                                                                      ---------   ---------

Income before minority interest ....................................     11,706       7,925
Minority interest of unitholders in Operating Partnership ..........     (2,192)     (1,219)
                                                                      ---------   ---------

Net income .........................................................      9,514       6,706

Dividends to preferred shareholders ................................     (2,394)       --
                                                                      ---------   ---------

Net income available to common shareholders ........................   $  7,120    $  6,706
                                                                      =========   =========

Weighted average number of common shares outstanding - basic .......     22,573      19,405
Weighted average number of common shares outstanding - diluted .....     30,087      23,049

Per Common Share Information:
Income before extraordinary loss, net - basic ......................   $   0.32    $   0.34
Net income - basic .................................................   $   0.32    $   0.34

Income before extraordinary loss, net - diluted ....................   $   0.32    $   0.34
Net income - diluted ...............................................   $   0.32    $   0.34

 The accompanying notes are an integral part of these statements.

                                     Page-5

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)

                                                                     Six Months Ended June 30,
                                                                          1998        1997
                                                                       ----------  ---------
Rental revenues ....................................................   $ 90,435    $ 60,427
Other property revenues ............................................      4,513       2,863
                                                                      ---------   ---------
     Total property revenues .......................................     94,948      63,290
                                                                      ---------   ---------

Property management revenues .......................................      1,912       1,546
Other ..............................................................        806       1,137
                                                                      ---------   ---------
     Total other revenues ..........................................      2,718       2,683
                                                                      ---------   ---------

     Total revenues ................................................     97,666      65,973
                                                                      ---------   ---------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................     32,099      22,531
Depreciation and amortization ......................................     17,920      11,019
Amortization of deferred financing costs ...........................        507         503
Property management - owned ........................................      2,359       1,593
Property management - third party ..................................      1,481       1,167
General and administrative .........................................      2,674       1,655
Interest ...........................................................     17,498      12,214
Credit enhancement fees ............................................        562         257
Loss on treasury lock extension ....................................      2,010        --
                                                                      ---------   ---------
     Total expenses ................................................     77,110      50,939
                                                                      ---------   ---------
Income before equity in income of joint ventures and interest income     20,556      15,034
Equity in income of joint ventures .................................        167         150
Interest income ....................................................        181         193
                                                                      ---------   ---------

Income before gain on sale of real estate assets ...................     20,904      15,377

Gain on sale of real estate assets .................................       --         4,858
                                                                      ---------   ---------

Income before minority interest and extraordinary loss, net ........     20,904      20,235
Minority interest of unitholders in Operating Partnership ..........     (3,251)     (3,119)
                                                                      ---------   ---------

Income before extraordinary loss, net ..............................     17,653      17,116

Extraordinary loss, net of minority interest .......................       --          (602)
                                                                      ---------   ---------

Net income .........................................................     17,653      16,514

Dividends to preferred shareholders ................................     (4,780)       --
                                                                      ---------   ---------
Net income available to common shareholders ........................   $ 12,873    $ 16,514
                                                                      =========   =========

Weighted average number of common shares outstanding - basic .......     22,300      19,337
Weighted average number of common shares outstanding - diluted .....     28,167      23,033

Per Common Share Information:
Income before extraordinary loss, net - basic ......................   $   0.58    $   0.88
Extraordinary loss, net - basic ....................................       --     ($   0.03)
Net income - basic .................................................   $   0.58    $   0.85

Income before extraordinary loss, net - diluted ....................   $   0.58    $   0.87
Extraordinary loss, net - diluted ..................................       --     ($   0.03)
Net income - diluted ...............................................   $   0.58    $   0.84

The accompanying notes are an integral part of these statements.

                                     Page-6

                            GABLES RESIDENTIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)



                                                                    Six Months Ended June 30,
                                                                         1998         1997
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................   $  17,653    $  16,514
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization .................................      18,427       11,522
   Equity in income of joint ventures ............................        (167)        (150)
   Minority interest of unitholders in Operating Partnership .....       3,251        3,119
   Gain on sale of real estate assets ............................        --         (4,858)
   Long-term compensation expense ................................         580          287
   Loss on treasury lock extension ...............................       2,010         --
   Extraordinary loss, net of minority interest ..................        --            602
   Amortization of discount on long-term liability ...............         192         --
   Change in operating assets and liabilities:
     Restricted cash .............................................      (2,344)         908
     Other assets ................................................      (4,706)        (559)
     Other liabilities, net ......................................       5,090       (2,771)
                                                                      --------     --------
          Net cash provided by operating activities ..............      39,986       24,614
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and construction of real estate assets ..................    (259,775)     (72,461)
Net proceeds from sale of real estate assets .....................        --         12,333
Long-term land lease payments ....................................      (1,000)      (1,000)
Distributions received from joint ventures .......................         149          136
                                                                      --------     --------
     Net cash used in investing activities .......................    (260,626)     (60,992)
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common share offerings, net of issuance costs ......      87,530         --
Proceeds from the exercise of share options ......................       2,143          871
Share Builder Plan contributions .................................          30           19
Payments of deferred financing costs .............................      (2,425)        (203)
Notes payable proceeds ...........................................     378,500       74,243
Notes payable repayments .........................................    (209,366)     (17,214)
Principal escrow deposits ........................................        (349)        (342)
Preferred dividends paid .........................................      (4,772)        --
Common dividends paid ($1.00 and $0.98 per share, respectively) ..     (23,769)     (18,971)
Common distributions paid ($1.00 and $0.98 per Unit, respectively)      (5,314)      (3,458)
                                                                      --------     --------
     Net cash provided by financing activities ...................     222,208       34,945
                                                                      --------     --------

Net change in cash and cash equivalents ..........................       1,568       (1,433)
Cash and cash equivalents, beginning of period ...................       3,179        4,385
                                                                      --------     --------
Cash and cash equivalents, end of period .........................   $   4,747    $   2,952
                                                                      ========     ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................   $  17,743    $  14,609
     Interest capitalized ........................................       3,641        2,497
                                                                      --------     --------
     Cash paid for interest, net of amounts capitalized ..........   $  14,102    $  12,112
                                                                      ========     ========

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

Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At June 30, 1998, the Company was a 78.3% economic owner of the Operating Partnership (excluding the Company's ownership of 100% of the Operating Partnership's non-convertible preferred units). Gables' third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation.

As of June 30, 1998, Gables owned 79 completed multifamily apartment communities comprising 23,139 apartment homes, of which 35 were developed and 44 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned six multifamily apartment communities that were under construction at June 30, 1998 that are expected to comprise 1,844 apartment homes upon completion. As of June 30, 1998, Gables owned parcels of land for the future development of twelve apartment communities expected to comprise an estimated 3,425 apartment homes. In July, 1998, Gables acquired parcels of land for the future development of three apartment communities expected to comprise an estimated 1,021 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

As of July 31, 1998, Gables was under contract to acquire one multifamily apartment community comprising 308 apartment homes. There can be no assurance that such acquisition will close as contemplated, or that such acquisition will be consummated at all. Gables is pursuing other acquisition opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Gables Residential Trust include the consolidated accounts of Gables Residential Trust and its subsidiaries (including Gables Realty Limited Partnership and its subsidiaries). As a result of the structure of the IPO business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or units of limited partnership ("Units") in the Operating Partnership. Pursuant to the terms of the partnership agreement of the Operating Partnership, as of January 26, 1995, the Operating Partnership became obligated to redeem such Units at a unitholder's request for cash equal to the fair market value of a common share of the Company at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share of the Company. The Company currently intends to acquire such Units for common shares of the Company rather than to cause the Operating Partnership to redeem such Units for cash. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests in the IPO was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

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

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust included in the Gables Residential Trust Form 10-K for the year ended December 31, 1997.

3.  PORTFOLIO ACQUISITIONS

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax- exempt debt and (iii) issued approximately 2,348 Units valued at approximately $64.9 million. In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values which may be subject to further modification based upon the final determination of (i) the acquired properties' fair values and (ii) the actual closing costs associated with the transaction. Management believes that the final allocation of the purchase price will not differ materially from the purchase price allocation reflected herein. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the six months ended June 30, 1998 and 1997 has been prepared assuming the South Florida Acquisition had been consummated on January 1, 1997. The unaudited pro forma information (i) includes the historical operating results of the properties and residential construction and development and third-party management activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1997, or which may be attained in future periods.

                                                   Six Months Ended June 30,
                                                     1998              1997
                                                  ---------         ---------
Total revenues                                    $107,694           $83,856
Income before extraordinary loss, net               16,763            16,089
Net income available to common shareholders         11,983            15,544
Per common share information:
    Income before extraordinary loss, net-basic      $0.54             $0.83
    Net income - basic                               $0.54             $0.80
    Income before extraordinary loss, net - diluted  $0.53             $0.83
    Net income - diluted                             $0.53             $0.80

                                     Page-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 647 Units valued at approximately $17.5 million. In addition, up to $2.0 million of the purchase price was deferred by Gables for up to two years from the April, 1998 closing date, at which time Gables will issue a number of Units, based on the prior two years' economic performance, equal in value to such deferred amount.

4.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings
--------------------------------

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

Preferred Share Offerings
-------------------------

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

On June 18, 1998, the Company issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series Z Preferred Shares") in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, at any time, are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to any sinking fund and are not convertible into any other securities of the Company.

Issuances of Operating Partnership Units
----------------------------------------

Since the IPO, Gables has issued a total of 3,898 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and parcels of land for future development.

5.  EXTRAORDINARY LOSS, NET

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

                                    Page-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

6.  PER SHARE INFORMATION

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Gables adopted SFAS No. 128 for the year ended December 31, 1997. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under share option and incentive plans and upon conversion of Units. Reconciliations of income available to common shareholders and weighted average common shares used in the basic and diluted earnings per share computations are detailed below.

                                                                     Three Months              Six Months
                                                                    Ended June  30,          Ended  June 30,
                                                                    1998       1997         1998       1997
                                                                  --------   --------     --------   --------
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON SHAREHOLDERS (numerator):
Income before extraordinary loss, net - basic                      $7,120     $6,706      $12,873    $17,116
Minority   interest  of   unitholders   in   Operating              2,192      1,219        3,251      3,119
     Partnership
Amortization of discount on long-term liability                       192         --          192         --
                                                                 --------    -------      -------    -------
Income before extraordinary loss, net - diluted                    $9,504     $7,925      $16,316    $20,235
                                                                 ========    =======      =======    =======

Net income - basic                                                 $7,120     $6,706      $12,873    $16,514
Minority interest of unitholders in Operating Partnership           2,192      1,219        3,251      3,009
Amortization of discount on long-term liability                       192         --          192         --
                                                                 --------    -------      -------    -------
Net income - diluted                                               $9,504     $7,925      $16,316    $19,523
                                                                 ========    =======      =======    =======

COMMON SHARES (denominator):
Average shares outstanding - basic                                 22,573     19,405       22,300     19,367
Incremental shares from assumed conversions of:
     Stock options                                                    150        116          150        138
     Outstanding Units                                              6,946      3,528        5,508      3,528
     Units issuable upon settlement of long-term liability            418         --          209         --
                                                                 --------    -------      -------    -------
Average shares outstanding-diluted                                 30,087     23,049       28,167     23,033
                                                                 ========    =======      =======    =======

7.  INTEREST RATE PROTECTION AGREEMENTS

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

In certain situations, Gables uses forward treasury lock agreements to mitigate the potential effects of changes in interest rates for prospective transactions. Cash payments made or received upon settlement of such hedge agreements are deferred and amortized as an adjustment to interest expense over the life of the related debt instrument. In connection with amendments to such agreements to extend the related termination date, Gables recorded a $199 and $2,010 loss for the three and six months ended June 30, 1998, respectively, in accordance with GAAP. The market rate in effect on the date of extension is used as the "locked-in" rate for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged.

                                    Page-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

8.       RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

Gables has not yet quantified the impact of adopting SFAS No. 133 on its financial statements. However, SFAS No. 133 could increase volatility in net income and other comprehensive income.

                                    Page-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

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

Gables' objective is to increase shareowner value by being a dominant owner and operator of Class AA/A multifamily apartment communities in the Sunbelt Region. To achieve its objective, Gables employs a number of business strategies. First, Gables adheres to a strategy of owning and operating Class AA/A apartment communities in the belief that such communities will maintain higher levels of occupancy and rental rates. Gables believes that such communities, when supplemented with high quality services and amenities, attract the affluent renter-by-choice, who is willing to pay a premium for conscientious service and high quality communities. Accordingly, Gables' communities possess innovative architectural designs and numerous amenities and services that Gables believes are desirable by its target customers. Second, Gables seeks to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in property rents and occupancy levels, and the control of operating expenses through improved economies of scale. Third, Gables develops and acquires high-quality apartment communities in in-fill locations and master-planned communities near major employment centers in the Sunbelt with the objective of achieving critical mass in the most desirable submarkets. Finally, due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on strong local presence and expertise, which it believes will allow for growth through acquisition and development (as warranted by underlying market fundamentals) and will help ensure favorable initial and long-term returns. Gables believes the successful execution of these operating and investment strategies will result in growth in operating cash flow.

Gables believes it is well positioned to continue achieving its objective because of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in its markets. Gables believes that its established, local market presence creates a competitive advantage in generating increased cash flow from (i) property operations during different economic cycles and (ii) new investment opportunities that involve site selection, market information and requests for entitlements and zoning petitions. Gables' markets are geographically independent, rely on diverse economic foundations and have experienced above-average job growth.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities

                                    Page-13

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 28 of this Form 10-Q and elsewhere in this report.

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

PORTFOLIO ACQUISITIONS

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities (the "South Florida Communities") containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units, valued at approximately $64.9 million. The cash portion of the purchase price was funded through borrowings under Gables' unsecured credit facilities (the "Credit Facilities"). In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 647 Units valued at $17.5 million. In addition, up to $2.0 million of the purchase price was deferred by Gables for up to two years from the April, 1998 closing date, at which time Gables will issue a number of Units, based on the prior two years' economic performance, equal in value to such deferred amount.

SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings
--------------------------------

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

Preferred Share Offerings
-------------------------

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111 million were used to reduce outstanding indebtedness under the interim financing vehicles discussed above. The Series A Preferred Shares,

                                    Page-14

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

On June 18, 1998, the Company issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series Z Preferred Shares") in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, at any time, are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to any sinking fund and are not convertible into any other securities of the Company.

Issuances of Operating Partnership Units
----------------------------------------

Since the IPO, Gables has issued a total of 3,898 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and parcels of land for future development.

                                    Page-15

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD") TO THE THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended June 30, 1998 and 1997 is summarized as follows:


                                                                                   Three Months Ended June 30,
                                                                          ----------- ---------- ---------- -----------
                                                                                                     $           %
                                                                             1998       1997      Change      Change
                                                                          ----------- ---------- ---------- -----------
Rental and other revenue:
Same store communities (1)                                                   $29,860    $28,450     $1,410        5.0%
Communities  stabilized  during the 1998 Period,  but not during the 1997      4,865      3,417      1,448       42.4%
Period (2)
Development and lease-up communities (3)                                       1,891        241      1,650      684.6%
Acquired communities (4)                                                      17,902        361     17,541    4,859.0%
Sold communities (5)                                                               0          0          0        ---%
                                                                           ---------- ---------- ---------- -----------
 Total property revenues                                                     $54,518    $32,469    $22,049       67.9%
                                                                           ---------- ---------- ---------- -----------

Property operating and maintenance expense (exclusive of depreciation and amortization):
Same store communities (1)                                                   $10,162    $10,139        $23        0.2%
Communities stabilized during the 1998 Period, but not during the 1997         1,714      1,191        523       43.9%
   Period (2)
Development and lease-up communities (3)                                         395         59        336      569.5%
Acquired communities (4)                                                       6,198         84      6,114    7,278.6%
Sold communities (5)                                                               0          0          0         ---%
                                                                           ---------- ---------- ----------  ----------
Total specified expenses                                                     $18,469    $11,473     $6,996       61.0%
                                                                           ---------- ---------- ----------  ----------

Revenues in excess of specified expenses                                     $36,049    $20,996    $15,053       71.7%
                                                                           ---------- ---------- ----------  ----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              66.1%      64.7%        ---        1.4%
                                                                           ---------- ---------- ----------  ----------

(1)      Communities  which  were  owned and fully  stabilized  throughout  both the 1998  Period and 1997
         Period.
(2)      Communities  which were completed and fully  stabilized  during all of the 1998 Period,  but were not completed and fully stabilized during all of the 1997 Period.
(3)      Communities in the  development/lease-up  phase which were not fully stabilized during all or any of the 1998 Period.
(4)      Communities which were acquired  subsequent to April 1, 1997.
(5)      Communities which were sold subsequent to April 1, 1997.

                                    Page-16

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------
Total property revenues increased $22,049, or 67.9%, from $32,469 to $54,518 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

SAME STORE COMMUNITIES:


                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent        Property      Property     During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
  ------      ----------      -----       ----------     --------      --------     -----------    ---------
Houston           14           5,045         37.7%          $900          8.4%          95.9%         1.7%
Atlanta           12           3,470         25.9%           200          2.8%          96.1%         1.0%
Dallas             7           1,659         12.4%           200          4.9%          94.6%        -0.8%
Nashville          4           1,166          8.7%           -22         -1.0%          94.9%        -0.8%
Memphis            2             964          7.2%            56          3.2%          96.3%         1.2%
San Antonio        2             544          4.1%            42          3.6%          91.6%         0.7%
Austin             2             532          4.0%            34          2.5%          92.8%        -2.5%
               -----          ------       -------        ------        ------         ------       ------
                  43          13,380        100.0%        $1,410          5.0%          95.4%         0.7%
               =====          ======       =======        ======        ======         ======       ======

COMMUNITIES STABILIZED DURING THE 1998 PERIOD BUT NOT DURING THE 1997 PERIOD:

                                                     Increase
                          Number of                  in Total      Occupancy
             Number of    Apartment    Percent       Property      During the
 Market      Properties     Homes      of Total      Revenues     1998 Period
--------     ----------   ---------   ---------     ---------    -------------
Atlanta          4         1,246        61.2%        $1,335           94.9%
Memphis          2           490        24.1%           119           93.7%
Dallas           1           300        14.7%            -6           86.8%
              ----       -------      -------        ------         -------
                 7         2,036       100.0%        $1,448           93.5%
              ====       =======      =======        ======         =======

DEVELOPMENT AND LEASE-UP COMMUNITIES:

                                                    Increase
                          Number of                 in Total      Occupancy
             Number of    Apartment    Percent      Property      During the
 Market     Properties      Homes      of Total     Revenues     1998 Period
--------    ----------   ----------    --------    ----------    -----------
Austin           2          529         31.5%         $930          67.4%
Orlando          2          511         30.4%          500          40.1%
Atlanta          1          386         22.9%          109          11.9%
Houston          1          256         15.2%          111          14.3%
              ----       ------       -------       ------        -------
                 6        1,682        100.0%       $1,650          38.3%
              ====       ======       =======       ======        =======

                                    Page-17

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Other revenues increased $386, or 30.3%, from $1,272 to $1,658 due primarily to an increase in property management revenues of $498, or 66.7%, from $747 to $1,245 resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition, offset by a decrease in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $6,996, or 61.0%, from $11,473 to $18,469 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 0.2%. The same store increase in operating expenses represents increased payroll costs and property taxes, offset in part by reduced utilities, marketing and insurance expenses.

Depreciation and amortization expense increased $4,642, or 81.7%, from $5,682 to
$10,324  due  primarily  to  the   acquisition  and  development  of  additional
communities.

Property management expense for owned communities and third party properties on a combined basis increased $894, or 69.2%, from $1,292 to $2,186 due primarily to an increase of approximately 14,500 apartment homes managed from 26,800 in the 1997 Period to 41,300 in the 1998 Period resulting primarily from the South Florida Acquisition, in addition to inflationary increases in expenses and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $840, or 108.5%, from $774 to $1,614 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition, (ii) increased compensation costs and (iii) the expensing of internal costs of indentifying and acquiring operating apartment communities effective March 20, 1998 in accordance with the Emerging Issues Task Force Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Acquisitions ("EITF No. 97-11").

Interest expense increased $4,764, or 74.4%, from $6,399 to $11,163 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury lock extension of $199 in the 1998 Period represents the loss recorded, in accordance with generally accepted accounting principles ("GAAP"), in connection with the amendment of a forward treasury lock agreement to extend the termination date. The market rate in effect on the date of extension is used as the "locked-in rate" for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged.

                                    Page-18

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                                                                    Six Months Ended June 30,
                                                                          ----------- ---------- ---------- -----------
                                                                                                     $           %
                                                                             1998       1997      Change      Change
                                                                          ----------- ---------- ---------- -----------
Rental and other revenue:
Same store communities (1)                                                   $59,147    $56,329     $2,818        5.0%
Communities  stabilized  during the 1998 Period,  but not during the 1997      9,677      6,130      3,547       57.9%
Period (2)
Development and lease-up communities (3)                                       2,802        295      2,507      849.8%
Acquired communities (4)                                                      23,322        361     22,961    6,360.4%
Sold communities (5)                                                               0        175       (175)    -100.0%
                                                                           ---------- ---------- ---------- -----------
 Total property revenues                                                     $94,948    $63,290    $31,658       50.0%
                                                                           ---------- ---------- ---------- -----------

Property operating and maintenance expense (exclusive of depreciation and amortization):
Same store communities (1)                                                   $19,997    $20,046       ($49)      -0.2%
Communities stabilized during the 1998 Period, but not during the 1997         3,364      2,218      1,146       51.7%
   Period (2)
Development and lease-up communities (3)                                         660         68        592      870.6%
Acquired communities (4)                                                       8,078         84      7,994    9,516.7%
Sold communities (5)                                                               0        115       (115)    -100.0%
                                                                           ---------- ---------- ----------- ----------
Total specified expenses                                                     $32,099    $22,531     $9,568       42.5%
                                                                           ---------- ---------- ---------- -----------

Revenues in excess of specified expenses                                     $62,849    $40,759    $22,090       54.2%
                                                                           ---------- ---------- ---------- -----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              66.2%      64.4%        ---        1.8%
                                                                           ---------- ---------- ---------- -----------


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

                                    Page-19

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $31,658, or 50.0%, from $63,290 to $94,948 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

SAME STORE COMMUNITIES:

                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent        Property      Property     During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
----------   ------------     -----        --------     ----------    ----------    -----------    ---------
Houston           14           5,045         37.7%        $1,741          8.2%          95.7%         1.4%
Atlanta           12           3,470         25.9%           371          2.6%          95.7%         1.7%
Dallas             7           1,659         12.4%           481          6.0%          94.6%        -0.2%
Nashville          4           1,166          8.7%           -54         -1.2%          95.3%        -0.7%
Memphis            2             964          7.2%           155          4.6%          95.8%         2.9%
San Antonio        2             544          4.1%            67          2.9%          91.7%         0.0%
Austin             2             532          4.0%            57          2.1%          92.3%        -1.8%
               -----          ------       -------        ------      --------       --------       ------
                  43          13,380        100.0%        $2,818          5.0%          95.2%         1.0%
               =====          ======       =======        ======        ======         ======       ======

COMMUNITIES STABILIZED DURING THE 1998 PERIOD BUT NOT DURING THE 1997 PERIOD:

                                                       Increase
                            Number of                  in Total      Occupancy
               Number of    Apartment     Percent      Property      During the
 Market        Properties     Homes       of Total     Revenues     1998 Period
--------       ----------    -------      --------     --------     -----------
Atlanta            4         1,246         61.2%        $3,010           94.3%
Memphis            2           490         24.1%           429           92.5%
Dallas             1           300         14.7%           108           90.3%
               -----         -----        ------       -------        --------
                   7         2,036        100.0%        $3,547           93.3%
               =====         =====        ======       =======        ========

DEVELOPMENT AND LEASE-UP COMMUNITIES:

                                                       Increase
                            Number of                  in Total      Occupancy
               Number of    Apartment     Percent      Property      During the
 Market        Properties     Homes       of Total     Revenues     1998 Period
--------       ----------    -------      --------     --------     -----------


Austin             2          529          31.5%       $1,702          59.5%
Orlando            2          511          30.4%          580          23.8%
Atlanta            1          386          22.9%          114           6.0%
Houston            1          256          15.2%          111           7.2%
               -----        -----         ------      -------       --------
                   6        1,682         100.0%       $2,507          28.4%
               =====        =====         ======      =======       ========

                                    Page-20

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Other revenues increased $35, or 1.3%, from $2,683 to $2,718 due primarily to an increase in property management revenues of $366, or 23.7%, from $1,546 to $1,912 resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition, offset by a decrease in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $9,568, or 42.5%, from $22,531 to $32,099 due to an increase in apartment homes resulting from the acquisition and development of additional communities. Such increase was offset in part by a decrease in property operating and maintenance expense for same store communities of 0.2%. The same store decrease in operating expenses represents reduced utilities, marketing and insurance expenses, offset in part by increased payroll costs and property taxes.

Depreciation and amortization expense increased $6,901, or 62.6%, from $11,019 to $17,920 due primarily to the acquisition and development of additional communities.

Property management expense for owned communities and third party properties on a combined basis increased $1,080, or 39.1%, from $2,760 to $3,840 due primarily to an increase of 7,500 apartment homes managed from 27,000 in the 1997 Period to 34,500 in the 1998 Period resulting primarily from the South Florida
Acquisition, in addition to inflationary increases in expenses and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $1,019, or 61.6%, from $1,655 to $2,674 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition, (ii) increased compensation costs and (iii) the expensing of internal costs of identifying and acquiring operating apartment communities effective March 20, 1998 in accordance with EITF No. 97-11.

Interest expense increased $5,284, or 43.3%, from $12,214 to $17,498 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury lock extension of $2,010 in the 1998 Period represents the loss recorded, in accordance with GAAP, in connection with the amendment of two forward treasury lock agreements to extend the termination date. The market rate in effect on the date of extension is used as the "locked-in rate" for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged.

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

                                    Page-21

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Gables' net cash provided by operating activities increased from $24,614 for the six months ended June 30, 1997 to $39,986 for the six months ended June 30, 1998, due to (i) an increase of $14,910 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, loss on treasury lock extension and net extraordinary losses and (ii) the change in other liabilities between periods of $7,861. Such increases were offset in part by (i) the change in restricted cash between periods of $3,252 and (ii) the change in other assets between periods of $4,147.

Gables' net cash used in investing activities increased from $60,992 for the six months ended June 30, 1997 to $260,626 for the six months ended June 30, 1998, due primarily to increased acquisition and development activities in 1998 when compared to 1997, and the net proceeds from the sale of real estate assets in 1997. During the six months ended June 30, 1998, Gables expended approximately $174.2 million related to acquisitions of operating apartment communities, including those acquired in the South Florida Acquisition; $78.1 million related to development expenditures, including related land acquisitions; approximately $3.0 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities; and approximately $4.5 million related to non- recurring, renovation/revenue-enhancing expenditures.

Gables' net cash provided by financing activities increased from $34,945 for the six months ended June 30, 1997 to $222,208 for the six months ended June 30, 1998 due to increased acquisition and development activities. During the six months ended June 30, 1998, Gables had net borrowings of $169.1 million which were used in conjunction with $87.5 million of proceeds from a common share offering primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of dividends and distributions totaling approximately $33.9 million.

In June, 1998, the Company issued 3,311 common shares in a direct placement to five institutional investors. The net proceeds of $87.5 million were used to reduce borrowings under Gables' Credit Facilities.

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

As of June 30, 1998, Gables had total indebtedness of $771,400, cash and cash equivalents of $4,747 and principal escrow deposits reflected in restricted cash of $2,095. Gables' indebtedness and interest rate protection agreements are summarized on page 27 of this Form 10-Q. Gables' indebtedness has an average of
6.7 years to maturity at June 30, 1998. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at June 30, 1998:

                        1998    $    36,000
                        1999              0
                        2000              0
                        2001        150,000
                        2002        127,322

                                    Page-22

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

The debt maturities in 1998 of $36,000 relate to (i) $25,000 of outstanding indebtedness under the $25 Million Credit Facility which has unlimited one-year extension options and (ii) $11,000 of outstanding indebtedness borrowed on an overnight basis from a commercial bank. The debt maturities in 2001 of $150,000 include $110,000 of outstanding indebtedness under the $225 Million Credit Facility which has two one-year extension options. The debt maturities in 2002 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options.

Gables' dividends through the second quarter of 1998 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

$225 MILLION CREDIT FACILITY

In March, 1996, Gables closed a $175 million unsecured revolving credit facility. In May, 1998, the $175 million commitment level was increased to $225 million and the maturity date was extended to May, 2001 with two one- year extension options. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of June 30, 1998, Gables had $110 million in borrowings outstanding under the facility and, therefore, had $115 million of remaining capacity on the $225 million available commitment. Borrowings currently bear interest at LIBOR plus 0.80%. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

$25 MILLION CREDIT FACILITY

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $25 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 1998. Borrowings currently bear interest under this facility at LIBOR plus 0.80%. As of June 30, 1998, Gables had $25 million of borrowings outstanding under this facility.

                                    Page-23

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

RESTRICTIVE COVENANTS

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

                                    Page-24

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------


Development Communities at June 30, 1998

Certain information regarding Gables' communities under development at June 30, 1998 is presented below.

                                                                                           Actual or Estimated Quarter of
                        Number of   Total         Percent at June 30, 1998      ----------------------------------------------------
                        Apartment  Budgeted    ------------------------------   Construction    Initial    Construction   Stabilized
Community                 Homes      Cost      Complete    Leased    Occupied      Start       Occupancy       End         Occupancy
---------              ---------- ----------   --------    ------    --------   ------------   ---------   ------------   ----------
                                  (Millions)
ATLANTA, GA
Gables at Sugarloaf ..     386   $   28.7       84%          34%       26%       2 Q 1997     1 Q 1998       1 Q 1999       3 Q 1999
Gables Metropolitan I      435       49.7       --           --        --        2 Q 1998     3 Q 1999       3 Q 2000       4 Q 2000

AUSTIN, TX
Gables Bluffstone ....     256       19.6       99%          73%       60%       1 Q 1997     4 Q 1997       3 Q 1998       4 Q 1998

HOUSTON, TX
Gables New Territory .     256       15.2       96%          50%       34%       3 Q 1997     2 Q 1998       4 Q 1998       2 Q 1999

ORLANDO, FL
The Commons at
   Little Lake Bryan I     280       21.7       98%         100%       91%       2 Q 1997     1 Q 1998       3 Q 1998       3 Q 1998
Gables Celebration ...     231       24.6       55%          67%       16%       3 Q 1997     2 Q 1998       1 Q 1999       1 Q 1999
                         -----     ------
  Totals .............   1,844   $  159.5
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

                                    Page-25

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 1998

                                                     6/30/98 Scheduled Rent Per
                             Number of   6/30/98     --------------------------
Community                      Homes    Occupancy       Unit       Square Foot
----------                    -------  -----------     ------      -----------
HOUSTON, TX
Austin Colony .................. 237        95%       $  836          $ 0.86
Baybrook Village ............... 776        98%          580            0.73
Gables Bradford Place .......... 372        95%          746            0.87
Gables Bradford Pointe ......... 360        97%          647            0.84
Gables Champions ............... 404        97%          797            0.88
Gables CityPlaza ............... 246        98%          885            1.00
Gables Cityscape ............... 252        98%          921            1.08
Gables CityWalk/Waterford Square 317        99%          904            1.12
Gables Edgewater ............... 292        94%          832            0.94
Gables Meyer Park .............. 345        98%          862            1.00
Gables of First Colony ......... 324        93%          931            0.94
Gables Piney Point ............. 246        98%          930            1.00
Gables Pin Oak Green ........... 582        96%          974            0.96
Gables Pin Oak Park ............ 477        97%        1,003            0.98
Gables River Oaks .............. 228        98%        1,413            1.16
Lions Head ..................... 277        97%          753            0.89
Metropolitan Uptown (JV)........ 318        96%        1,010            1.11
Rivercrest I ................... 140        96%          744            0.88
Rivercrest II .................. 140        96%          742            0.88
Westhollow Park ................ 412        97%          645            0.72
Windmill Landing ............... 259        92%          691            0.80
                              ------     ------        -----          ------
                               7,004        96%          833            0.92
ATLANTA, GA
Briarcliff Gables .............. 104        98%        1,081            0.87
Buckhead Gables ................ 162        98%          808            1.07
Dunwoody Gables ................ 311        98%          799            0.86
Gables Cinnamon Ridge .......... 200        94%          658            0.69
Gables Cityscape ............... 192        97%          816            0.98
Gables Heights ................. 213        86%        1,194            0.96
Gables Northcliff ..............  82       100%        1,113            0.71
Gables Over Peachtree .......... 263        98%        1,009            1.11
Gables Vinings ................. 315        96%          959            0.90
Gables Walk .................... 310        94%        1,025            0.87
Gables Wood Arbor .............. 140        98%          703            0.77
Gables Wood Crossing ........... 268        99%          716            0.75
Gables Wood Glen ............... 380        92%          684            0.69
Gables Wood Knoll .............. 312        97%          718            0.72
Gables Mill .................... 438        96%          826            0.89
Lakes at Indian Creek .......... 603        93%          570            0.62
Rock Springs Estates ........... 295        96%          874            0.86
Roswell Gables I ............... 384        96%          824            0.76
Roswell Gables II .............. 284        96%          824            0.70
Spalding Gables ................ 252        96%          835            0.84
Wildwood Gables ................ 546        97%          844            0.74
                              ------    -------        -----          ------
                               6,054        96%          821            0.80

BOCA RATON, FL
Boca Place ..................... 180        86%          861            0.88
Cotton Bay ..................... 444        94%          696            0.71
Hampton Lakes .................. 300        91%          756            0.71
Hampton Place .................. 368        92%          721            0.75
Kings Colony ................... 480        94%          723            0.81
Mahogany Bay ................... 328        97%          746            0.74
Mizner on the Green ............ 246        96%        1,547            1.22
San Michele .................... 249        93%(A)     1,368            1.02
San Remo ....................... 180        91%        1,229            0.67
Town Colony .................... 172        93%          852            0.99
Vinings at Boynton Beach ....... 252        89%          854            0.71
Vinings at Boynton Beach II .... 296        93%(A)       887            0.73
Vinings at Hampton Village ..... 168        92%          802            0.66
Vinings at Town Place .......... 312        91%          832            1.00
Vinings at Wellington .......... 222        93%(A)       967            0.72
                              ------    -------        -----          ------
                               4,197        93%          887            0.81

                                    Page-26

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 1998
(continued from previous page)

                                                    6/30/98 Scheduled Rent Per
                             Number of   6/30/98     --------------------------
Community                      Homes    Occupancy       Unit       Square Foot
----------                    -------  -----------     ------      -----------
DALLAS, TX
Arborstone .............         536        96%       $  495          $ 0.69
Gables at Pearl Street .         108        97%        1,415            1.30
Gables CityPlace .......         232        96%        1,380            1.31
Gables Green Oaks ......         300        92%          832            0.87
Gables Mirabella .......         126        97%        1,229            1.35
Gables Preston .........         126        94%        1,068            0.97
Gables Spring Park .....         188        96%          952            0.90
Gables Turtle Creek ....         150        93%        1,215            1.21
Gables Valley Ranch ....         319        95%          933            0.91
                              ------     ------        -----          ------
                               2,085        95%          929            0.99
MEMPHIS, TN
Arbors of Harbortown(JV).        345        94%          846            0.86
Gables Cordova .........         464        95%          684            0.73
Gables Germantown ......         252        95%          919            0.79
Gables Quail Ridge .....         238        97%          834            0.70
Gables Stonebridge .....         500        98%          680            0.77
                              ------     ------        -----          ------
                               1,799        96%          767            0.77
NASHVILLE, TN
Brentwood Gables .......         254        94%          866            0.77
Gables Hendersonville ..         364        96%          641            0.68
Gables Hickory Hollow  I         272        93%          622            0.68
Gables Hickory Hollow II         276        93%          622            0.66
                              ------    -------        -----          ------
                               1,166        94%          681            0.70
AUSTIN, TX
Gables Central Park ....         273        98%        1,113            1.18
Gables Great Hills .....         276       100%          793            0.96
Gables Park Mesa .......         148        95%        1,092            1.00
Gables Town Lake .......         256        98%        1,123            1.20
                              ------    -------        -----          ------
                                 953        98%        1,020            1.10
SAN ANTONIO, TX
Gables Colonnade I .....         312        94%          789            0.87
Gables Wall Street .....         232        98%          802            0.84
                              ------    -------        -----          ------
                                 544        95%          794            0.86

TOTALS ..............         23,802        95%       $  842         $  0.86
                              ======    =======        =====          ======


(A) These properties were acquired April 1, 1998 and are currently in the lease-up phase. An occupancy rate of 93% is disclosed as a stabilized net operating income level has been guaranteed by the seller through December 31, 1998. At June 30, 1998, the actual occupancy rate for each property was 89%, 86% and 46%, respectively.

                                    Page-27

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

PORTFOLIO INDEBTEDNESS SUMMARY AND INTEREST RATE PROTECTION AGREEMENT SUMMARY

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of June 30, 1998 follows:

Portfolio Indebtedness Summary
------------------------------
                                     Percentage   Interest   Total   Years to
Type of Indebtedness        Balance   of Total    Rate (A)  Rate (B) Maturity
--------------------        -------   --------    --------  -------- --------

Fixed-rate:
Secured notes               $126,439    16.4%      7.80%     7.80%    10.38
Unsecured notes (C)          258,161    33.5%      7.40%     7.40%     5.95
Tax-exempt                    90,730    11.7%      6.02%     6.32%     9.29
                            --------    -----     ------    ------    -----
     Total fixed-rate       $475,330    61.6%      7.24%     7.30%     7.77
                            --------    -----     ------    ------    -----

Tax-exempt variable-rate    $150,070    19.5%      3.55%     4.54%     7.68
                            --------    -----     ------    ------    -----

Unsecured credit facilities $146,000    18.9%      6.30%     6.30%     2.18
                            --------    -----     ------    ------    -----

Total portfolio debt(D),(E) $771,400   100.0%      6.35%     6.57%     6.69
                            ========   ======     ======    ======    =====

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

(D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 1998 for purposes of interest capitalization were $126,167.

(E) Excludes $16.4 million of tax-exempt bonds and $17.9 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                    Notional  Strike/Swap/ Effective Termination
Description of Agreement             Amount    Lock Price     Date      Date

LIBOR, 30-day - "Rate Cap"           $44,530    6.25% (F)  01/27/94  01/30/99

LIBOR, 30-day - "Rate Swap"          $44,530    5.35% (F)  08/30/96  08/30/99(G)

LIBOR, 30-day - "Rate Swap"          $25,000    5.76% (F)  02/27/98  02/27/00(H)

Treasury, 7-year - "Treasury Lock"   $50,000    6.24%      09/22/97  08/21/98

(F)  The 30-day LIBOR rate in effect at June 30, 1998 was 5.69%.

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

                                    Page-28


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

BOOK VALUE OF ASSETS AND SHAREHOLDERS' EQUITY

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and shareholders' equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and shareholders' equity. The understatement of basis related to this difference in organizational structure at June 30, 1998 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total shareholders' equity plus minority interest and Series Z Preferred Shares at liquidation value as of June 30, 1998 would be $1,692,751, $1,611,559, and $790,528, respectively, if such $112,494 value were reflected.

INFLATION

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

OTHER MATTERS

Gables has assessed the impact of the year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. Gables' primary financial and operating systems are supplied by third party suppliers and its hardware and software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. Gables' costs of addressing the year 2000 issue are not expected to be material and will relate primarily to costs of existing information system personnel. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000 issue. Gables is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on Gables' operations.

                                    Page-29

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

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

                                                                  Three Months          Six Months
                                                                 Ended June  30,      Ended  June 30,
                                                               1998        1997       1998        1997
                                                             --------    --------   --------    --------
Net income available to common shareholders .............   $  7,120    $  6,706   $ 12,873    $ 16,514
Extraordinary loss, net of minority interest ............          0           0          0         602
Minority interest of unitholders in Operating Partnership      2,192       1,219      3,251       3,119
Loss on treasury lock extension (1) .....................        199           0      2,010           0
Amortization of loss on treasury lock extension (1) .....        (46)          0        (50)          0
Gain on sale of real estate assets ......................          0           0          0      (4,858)
Real estate asset depreciation:
       Wholly-owned real estate assets ..................     10,210       5,553     17,694      10,786
       Joint venture real estate assets .................         56          56        112         111
                                                            --------    --------    -------    --------
                Total ...................................     10,266       5,609     17,806      10,897
                                                            --------    --------    -------    --------
FUNDS FROM OPERATIONS ...................................   $ 19,731    $ 13,534   $ 35,890    $ 26,274
                                                            --------    --------    -------    --------

Capital expenditures for operating apartment communities:
      Carpet ............................................        709         401      1,152         772
      Roofing ...........................................         18          81         34         105
      Exterior painting .................................          0          56          0          56
      Appliances ........................................        109          38        157          85
      Other additions and improvements ..................      1,090         569      1,707       1,042
                                                            --------    --------    -------    --------
               Total ....................................      1,926       1,145      3,050       2,060
                                                            --------    --------    -------    --------
ADJUSTED FUNDS FROM OPERATIONS ..........................   $ 17,805    $ 12,389   $ 32,840    $ 24,214
                                                            ========    ========    =======    ========

(1) Gables recorded a loss upon extension of its forward treasury lock agreements. The loss recognized for GAAP purposes in connection with such extension is added back for FFO purposes as Gables accounts for such amount for FFO purposes as a finance cost which will be amortized over the life of the debt transaction for which the treasury lock hedged.

                                    Page-30


Part II - Other Information

        Item 1: Legal Proceedings

                None

        Item 2: Changes in Securities

               On April 1, 1998,  the  Operating  Partnership  issued  2,348,416
               Units (valued at approximately $64,875,000 at the time of issuance) in connection with the South Florida Acquisition. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder.

               On April 14, 1998 and April 22, 1998, the Operating Partnership issued 534,699 and 112,010 Units, respectively, (valued at approximately $17,505,604 at the time of issuance) in connection with the Greystone Acquisition. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

               On May 19, 1998, the shareholders approved the amendment to the Company's Amended and Restated Declaration of Trust increasing the authorized preferred shares of beneficial interest, par value $0.01 per share, from 10,000,000 to 20,000,000.

               On June 18, 1998, the Company issued 180,000 shares of 5.00% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series Z Preferred Shares"). The Series Z Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, at any time, are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to a sinking fund and are not convertible into any other securities of the Company.

        Item 3: Defaults Upon Senior Securities

               None

        Item 4: Submission of Matters to a Vote of Security Holders

               The Company held its annual meeting of shareholders on May 19, 1998. The shareholders voted to elect (i) Marcus E. Bromley and David M. Holland to serve as Class I Trustees of the Company until their terms expire in 2001 and their respective successors are duly elected and (ii) D. Raymond Riddle and Chris D. Wheeler to serve as Class II Trustees of the Company until their terms expire in 1999 and their respective successors are duly elected. The votes cast for, and withheld from, the election of the aforementioned trustees are listed below:

                                                 Votes         Votes
                                               Cast For    Withheld From
                                             ------------  -------------
                    Marcus  E.  Bromley       19,888,443      53,138
                    David M. Holland          19,887,767      53,814
                    D. Raymond Riddle         19,883,511      58,070
                    Chris D. Wheeler          19,885,065      56,516

               The shareholders also voted to approve the amendment to the Gables Residential Trust Second Amended and Restated 1994 Share Option and Incentive Plan described in the Proxy Statement. 7,470,378 votes were cast in favor of this proposal, 5,820,657 votes were cast against it, 143,416 abstained and 6,507,131 were broker non-votes.

               The shareholders also voted to approve the amendment to the Amended and Restated Declaration of Trust of Gables Residential Trust increasing the number of authorized preferred shares of beneficial interest, par value $0.01 per share, from 10,000,000 to 20,000,000. 11,166,834 votes were cast in favor of this proposal, 2,146,155 votes were cast against it, 121,462 abstained and 6,507,131 were broker non-votes.

                                    Page-31


        Item 5: Other Information

               None

        Item 6: Exhibits and Reports on Form 8-K

                (a)    Exhibits

                    3.1 * Articles of Amendment to the Company's Amended and Restated Declaration of Trust increasing the number of preferred shares of beneficial interest, par value $0.01 per share, which the Company has authority to issue from 10,000,000 to 20,000,000 as approved at the annual meeting of shareholders on May 19, 1998.

                    3.2 * Articles Supplementary to the Company's Amended and Restated Declaration of Trust creating a series of preferred shares of beneficial interest, par value $0.01 per share, called the 5.00% Series Z Cumulative Redeemable Preferred Shares.

                    10.1 * Third  Amended  and  Restated  Agreement  of  Limited
                         Partnership of the Operating Partnership.

                    10.2 * $225,000,000  Amended and Restated  Credit  Agreement
                         dated as of May 13, 1998 by and among Gables Realty Limited Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta Agency (collectively, as lenders) and Wachovia Bank, N.A. (as Agent).

                    10.3 * Forward  Treasury Lock Agreement  (notional amount of
                         $50,000,000) between Gables Realty Limited Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on May 28, 1998.

                    10.4 * Forward  Treasury Lock Agreement  (notional amount of
                         $50,000,000) between Gables Realty Limited Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on July 24, 1998.

                    10.5 * Third  Amended  and  Restated  1994 Share  Option and
                         Incentive Plan.

                    27   * Financial Data Schedule
                    ----------------------------------

                         * Filed herewith

                (b)     Reports on Form 8-K

                    (i) A Form 8-K dated April 1, 1998 was filed with the Securities and Exchange Commission in connection with Gables' April 1, 1998 acquisition of 15 multifamily apartment communities and TCR's residential construction and development and third party management activities in South Florida (the "South Florida Acquisition").

                                    Page-32



                    (ii) Amendment  No. 1 to the Form 8-K dated April 1, 1998 on
                         Form 8-K/A was filed with the Securities and Exchange Commission with the required financial information regarding Gables' April 1, 1998 South Florida Acquisition.

                    (iii)A Form 8-K  dated  June 18,  1998  was  filed  with the
                         Securities and Exchange Commission in connection with the Company's issuance of 3,310,800 common shares of beneficial interest directly to five institutional investors.

                                    Page-33





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   August 13, 1998                  GABLES RESIDENTIAL TRUST


                                          /s/ Marvin R. Banks, Jr.
                                         ---------------------------------
                                           Marvin R. Banks, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Authorized Officer of the Registrant
                                            and Principal Financial Officer)