Form 10-Q
period 1999-03-31
GABLES RESIDENTIAL TRUST
filed 1999-05-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Common shares of beneficial interest, par value $0.01 per share,
                               26,257,995 shares
      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999

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


Part I - Financial Information                                             Page

Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998                                              3

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 1998                                      4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998                                      5

         Notes to Consolidated Financial Statements                         6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk        25

Part II - Other Information                                                26
Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K



Signature                                                                  27

                                    Page - 3


                        PART I. - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                            GABLES RESIDENTIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except Per Share Amounts)

                                                                                 March 31,     December 31,
                                                                                   1999            1998
                                                                                  ------          ------
                                                                               (Unaudited)
ASSETS:
Real estate assets:
   Land ....................................................................   $   226,028    $   229,960
   Buildings ...............................................................     1,209,092      1,218,782
   Furniture, fixtures and equipment .......................................        88,412         87,238
   Construction in progress ................................................        29,029         79,829
   Land held for future development ........................................        59,604         66,152
                                                                                ----------     ----------
      Real estate assets before accumulated depreciation ...................     1,612,165      1,681,961
   Less:  accumulated depreciation .........................................      (149,643)      (138,239)
                                                                                ----------     ----------
     Net real estate assets ................................................     1,462,522      1,543,722

Cash and cash equivalents ..................................................         7,903          7,054
Restricted cash ............................................................         6,597          8,017
Deferred financing costs, net ..............................................         4,449          4,696
Investment in joint ventures ...............................................        15,365            161
Other assets, net ..........................................................        28,421         22,667
                                                                                ----------     ----------
     Total assets ..........................................................   $ 1,525,257    $ 1,586,317
                                                                                ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable ..............................................................   $   770,218    $   812,788
Accrued interest payable ...................................................         5,462          6,045
Preferred dividends payable ................................................           601            545
Real estate taxes payable ..................................................         7,759         16,224
Accounts payable and accrued expenses - construction .......................         2,301          8,402
Accounts payable and accrued expenses - operating ..........................        11,657          7,094
Security deposits ..........................................................         4,648          4,725
Other liability, net .......................................................        11,922         11,729
                                                                                ----------     ----------
     Total liabilities .....................................................       814,568        867,552

Minority interest of common unitholders in Operating Partnership ...........       105,996        108,110
Minority interest of Series B preferred unitholders in Operating Partnership        50,192         50,192
Series Z Preferred Shares at $25.00 liquidation preference,
  180 shares issued and outstanding ........................................         4,500          4,500

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized .................             0              0
  Preferred shares, $0.01 par value, 20,000 shares authorized,
    Series A Preferred Shares at $25.00 liquidation preference,
      4,600 shares issued and outstanding; Series Z Preferred
      Shares and Series B Preferred Units, exchangeable into
      Series B Preferred Shares, reported above ............................       115,000        115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
    26,464 and 26,302 shares issued at March 31, 1999 and December 31, 1998,
          respectively .....................................................           265            263
  Treasury shares at cost, 140 common shares at March 31, 1999 .............        (3,137)             0
  Additional paid-in capital ...............................................       439,491        441,512
  Deferred long-term compensation ..........................................        (1,618)          (812)
  Accumulated earnings .....................................................             0              0
                                                                                ----------     ----------
     Total shareholders' equity ............................................       550,001        555,963
                                                                                ----------     ----------
     Total liabilities and shareholders' equity ............................   $ 1,525,257    $ 1,586,317
                                                                                ==========     ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                                    Page - 4

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)


                                                                   Three months ended March 31,
                                                                         1999       1998
                                                                       --------   --------
Rental revenues ...................................................   $ 55,537    $ 38,641
Other property revenues ...........................................      2,864       1,789
                                                                      --------    --------
     Total property revenues ......................................     58,401      40,430
                                                                      --------    --------

Property management revenues ......................................      1,265         667
Development revenues, net .........................................        445           0
Other .............................................................        331         393
                                                                      --------    --------
     Total other revenues .........................................      2,041       1,060
                                                                      --------    --------

     Total revenues ...............................................     60,442      41,490
                                                                      --------    --------
Property operating and maintenance (exclusive of items shown
     separately below) ............................................     20,100      13,630
Real estate asset depreciation and amortization ...................     11,809       7,484
Corporate asset depreciation and amortization .....................        118         112
Amortization of deferred financing costs ..........................        227         222
Property management - owned .......................................      1,204       1,076
Property management - third/related party .........................        862         578
General and administrative ........................................      1,680       1,060
Severance costs ...................................................      2,000           0
Interest ..........................................................     10,366       6,335
Credit enhancement fees ...........................................        437         121
                                                                      --------    --------
     Total expenses ...............................................     48,803      30,618
                                                                      --------    --------
Equity in income of joint ventures ................................         79          75
Interest income ...................................................        120          62
Loss on treasury locks ............................................          0      (1,811)
                                                                      --------    --------
Income before gain on sale of real estate assets ..................     11,838       9,198
Gain on sale of real estate assets ................................        666           0
                                                                      --------    --------
Income before minority interest ...................................     12,504       9,198
Minority interest of common unitholders in Operating Partnership ..     (1,768)     (1,059)
Minority interest of preferred unitholders in Operating Partnership     (1,078)          0
                                                                      --------    --------
Net income ........................................................      9,658       8,139

Dividends to preferred shareholders ...............................     (2,443)     (2,386)
                                                                      --------    --------
Net income available to common shareholders .......................   $  7,215    $  5,753
                                                                      ========    ========
Weighted average number of common shares outstanding - basic ......     26,322      22,021
Weighted average number of common shares outstanding - diluted ....     32,801      26,227

Per Common Share Information:
Net income - basic ................................................   $   0.27    $   0.26
Net income - diluted ..............................................   $   0.27    $   0.26

The accompanying notes are an integral part of these consolidated statements.

                                    Page - 5

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Unaudited and Amounts in Thousands, Except Per Share Amounts)


                                                                        Three Months Ended March 31,
                                                                            1999          1998
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................   $   9,658    $   8,139
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization ....................................      12,154        7,818
   Equity in income of joint ventures ...............................         (79)         (75)
   Minority interest of unitholders in Operating Partnership ........       2,846        1,059
   Gain on sale of real estate assets ...............................        (666)           0
   Long-term compensation expense ...................................         182          255
   Loss on treasury locks ...........................................           0        1,811
   Severance costs ..................................................       2,000            0
   Amortization of discount on long-term liability ..................         192            0
   Operating distributions received from joint ventures .............         110           99
   Change in operating assets and liabilities:
     Restricted cash ................................................       1,594          810
     Other assets ...................................................      (2,704)      (2,588)
     Other liabilities, net .........................................      (9,491)     (10,361)
                                                                         --------     --------
          Net cash provided by operating activities .................      15,796        6,967
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets ..................     (33,502)     (31,233)
Long-term land lease payments .......................................           0       (1,000)
Net proceeds from sale of real estate assets ........................      19,014            0
Proceeds from contribution of real estate assets to joint venture ...      60,347            0
                                                                         --------     --------
     Net cash provided by (used in) investing activities ............      45,859      (32,233)
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options .........................          29          552
Dividend investment plan contributions ..............................       2,202           18
Treasury share purchases ............................................         (49)           0
Payments of deferred financing costs ................................         (46)        (692)
Notes payable proceeds ..............................................       2,500      147,500
Notes payable repayments ............................................     (45,070)    (103,745)
Principal escrow deposits ...........................................        (174)        (174)
Preferred dividends paid ............................................      (2,387)      (2,386)
Preferred distributions paid ........................................      (1,078)           0
Common dividends paid ($0.51 and $0.50 per share, respectively) .....     (13,444)     (11,036)
Common distributions paid ($0.51 and $0.50 per Unit, respectively) ..      (3,289)      (2,026)
                                                                         --------     --------
     Net cash (used in) provided by financing activities ............     (60,806)      28,011
                                                                         --------     --------

Net change in cash and cash equivalents .............................         849        2,745
Cash and cash equivalents, beginning of period ......................       7,054        3,179
                                                                         --------     --------
Cash and cash equivalents, end of period ............................   $   7,903    $   5,924
                                                                         ========     ========

Supplemental disclosure of cash flow information:
     Cash paid for interest .........................................   $  13,636    $   7,697
     Interest capitalized ...........................................       2,687        1,545
                                                                         --------     --------
     Cash paid for interest, net of amounts capitalized .............   $  10,949    $   6,152
                                                                         ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                                    Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Gables Residential Trust (the "Company" or "Gables") is a real estate investment trust (a "REIT") formed in 1993 under Maryland law to continue and expand the multifamily apartment community management, development, construction, and acquisition operations of its privately owned predecessor organization. The Company completed its initial public offering on January 26, 1994 (the "IPO").

Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At March 31, 1999, the Company was an 80.8% economic owner of the common equity of the Operating Partnership. Gables' third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (the "Management Companies").

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

As of March 31, 1999, Gables owned 83 completed multifamily apartment communities comprising 24,412 apartment homes, of which 39 were developed and 44 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Two of the completed communities comprising 642 apartment homes were in the lease-up stage at March 31, 1999. Gables also owned one multifamily apartment community that was under construction at March 31, 1999 that is expected to comprise 231 apartment homes upon completion and an indirect 20% interest in seven apartment communities that were under construction at March 31, 1999 that are expected to comprise 2,181 apartment homes upon completion. As of March 31, 1999, Gables owned parcels of land for the future development of 15 apartment communities expected to comprise an estimated 3,614 apartment homes. There can be no assurance that Gables will develop such land. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

2.  COMMON AND PREFERRED EQUITY ACTIVITY

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

                                    Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

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

Issuances of Common Operating Partnership Units
-----------------------------------------------

Since the IPO, the Operating Partnership has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and a parcel of land for future development.

Issuance of Preferred Operating Partnership Units
-------------------------------------------------

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

Common Share Repurchase Program
-------------------------------

On March 22, 1999, Gables announced a common share repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. As of March 31, 1999, the Company had repurchased 140 common shares for $3,137, of which $3,088 was accrued at March 31, 1999.

3.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Gables Residential Trust include the consolidated accounts of Gables Residential Trust and its subsidiaries (including the Operating Partnership and the Management Companies). Gables consolidates the financial statements of all entities in which it has a controlling financial interest as that term is defined under generally accepted accounting principles ("GAAP") through either majority voting interest or contractual agreements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Gables Residential Trust have been adjusted for the minority interest of unitholders in the Operating Partnership. Because Units, if presented for redemption, can be exchanged for the common shares of the Company on a one-for-one basis, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of common shares and Units outstanding during the applicable period.

                                   Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust included in the Gables Residential Trust Form 10-K for the year ended December 31, 1998.

4.  RECENT PORTFOLIO ACQUISITIONS AND JOINT VENTURE

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

The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the three months ended March 31, 1998 has been prepared assuming the South Florida Acquisition had been consummated on January 1, 1998. The unaudited pro forma information (i) includes the historical operating results of the properties and residential construction and development and third-party management activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1998, or which may be attained in future periods.

                                                   Three Months Ended March 31,
                                                        1999           1998
                                                       ------         ------
    Total revenues                                    $60,442         $51,518
    Net income available to common shareholders         7,215           4,851
    Per common share information:
             Net income - basic                         $0.27           $0.22
             Net income - diluted                       $0.27           $0.22

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 665 Units valued at approximately $18.0 million. In addition, Gables has accrued approximately $0.5 million as of March 31, 1999 for a portion of the purchase price that was deferred by Gables, the payment of which is contingent upon 1999 economic performance. Gables will issue a number of Units equal in value to the amount due once determined.

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of March 25, 1999, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately

                                    Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

$213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. On March 26, 1999, Gables contributed its interests in the seven development communities to the joint venture in return for (i) cash of $60,347 and (ii) an initial capital account in the joint venture of $15,214. Gables will serve as the managing member of the venture and will have responsibility for all day-to-day operating issues. Gables will also serve as the general contractor during construction and as the property manager.

5.  EARNINGS PER SHARE

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

                                                                Three Months
                                                               Ended March 31,
                                                              1999         1998
                                                            --------     -------
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON SHAREHOLDERS (NUMERATOR):
Net income - basic                                           $7,215       $5,753
Minority   interest  of  common   unitholders
     in Operating Partnership                                 1,768        1,059
                                                            -------      -------
Net income - diluted                                         $8,983       $6,812
                                                            =======      =======

COMMON SHARES (DENOMINATOR):
Average shares outstanding - basic                           26,322       22,021
Incremental shares from assumed conversions of:
   Stock options                                                 30          150
   Outstanding common Units                                   6,449        4,056
                                                            -------      -------
Average shares outstanding - diluted                         32,801       26,227
                                                            =======      =======

6.  RECENT ACCOUNTING PRONOUNCEMENTS

Gables adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under GAAP are not included in net income) and its components. As of March 31, 1999, Gables had no items of other comprehensive income.

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

                                   Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

7.  INTEREST RATE PROTECTION AGREEMENTS

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

In anticipation of a projected seven-year debt offering, Gables entered into two forward treasury lock agreements in late 1997. The timing and amount of the projected debt offering was modified several times as a result of unanticipated capital transactions, including the South Florida Acquisition. The treasury lock agreements were extended to align with the projected timing of the debt offering. For the three months ended March 31, 1998, Gables recognized mark to market losses of $1,811 upon the expiration of the original and extended terms of the treasury lock agreements since the required hedge criteria no longer existed at those dates.

8.    SEGMENT REPORTING

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

Gables owns, operates and develops multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. Gables evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 97% of Gables' total revenues for the three months ended March 31, 1999.

The primary financial measure for Gables' reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $38,301 and $26,800 for the three months ended March 31, 1999 and 1998, respectively. All other segment measurements are disclosed in Gables' consolidated financial statements.

Gables also provides management, brokerage, corporate apartment home and development and construction services to third parties. These operations on an individual and aggregate basis do not meet the quantitative thresholds for segment reporting per SFAS No. 131.

                                   Page - 11

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

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. Gables expects portfolio-wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues, for the coming twelve months. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects, to reduce indebtedness or, in certain circumstances with appropriate approval from the board of trustees, to repurchase outstanding common shares. Gables maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

                                   Page - 12

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 18 of this Form 10-Q and elsewhere in this report.

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

COMMON AND PREFERRED EQUITY ACTIVITY

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

Preferred Share Offerings
-------------------------

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111 million were used to reduce outstanding indebtedness under the Interim Financing Vehicles. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

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

Issuances of Common Operating Partnership Units
-----------------------------------------------

Since the IPO, the Operating Partnership has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and a parcel of land for future development.

                                   Page - 13

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Issuance of Preferred Operating Partnership Units
-------------------------------------------------

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

Common Share Repurchase Program
-------------------------------

On March 22, 1999, Gables announced a common share repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. As of March 31, 1999, the Company had repurchased 140 common shares for $3,137, of which $3,088 was accrued at March 31, 1999.

Shelf Registration Statement
----------------------------

On December 3, 1998, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission to add an additional $500 million of equity capacity and an additional $300 million of debt capacity. Gables believes it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.

OTHER FINANCING ACTIVITY

Property Sale
-------------

On March 4, 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes. The net proceeds of $19.0 million were initially used to paydown outstanding borrowings under the Interim Financing Vehicles.

Joint Venture with J.P. Morgan
------------------------------

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of March 25, 1999, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. On March 26, 1999, Gables contributed its interests in the seven development communities to the joint venture in return for (i) cash of $60,347 and (ii) an initial capital account in the joint venture of $15,214. Gables will serve as the managing member of the venture and will have responsibility for all day-to-day operating issues. Gables will also serve as the general contractor during construction and as the property manager.

                                   Page - 14

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 PERIOD") TO THE THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance,


Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                                                                   Three Months Ended March 31,
                                                                          ----------- ---------- ---------- -----------
                                                                                                     $           %
                                                                             1999       1998      Change      Change
                                                                          ----------- ---------- ---------- -----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                   $40,115    $39,228       $887        2.3%
Communities  stabilized  during the 1999 Period,  but not during the 1998      2,171        911      1,260      138.3%
Period (2)
Development and lease-up communities (3)                                       1,811          0      1,811        ---%
Acquired communities (4)                                                      13,849        291     13,558     4659.1%
Sold communities (5)                                                             455          0        455        ---%
                                                                           ---------- ---------- ---------- -----------
Total property revenues                                                      $58,401    $40,430    $17,971       44.4%
                                                                           ---------- ---------- ---------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                   $13,656    $13,285       $371        2.8%
Communities stabilized during the 1999 Period, but not during the 1998           491        236        255      108.1%
   Period (2)
Development and lease-up communities (3)                                         720          0        720        ---%
Acquired communities (4)                                                       5,076        109      4,967     4556.9%
Sold communities (5)                                                             157          0        157        ---%
                                                                           ---------- ---------- ---------- -----------
Total specified expenses                                                     $20,100    $13,630     $6,470       47.5%
                                                                           ---------- ---------- ---------- -----------

Revenues in excess of specified expenses                                     $38,301    $26,800    $11,501       42.9%
                                                                           ---------- ---------- ---------- -----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              65.6%      66.3%        ---       -0.7%
                                                                           ---------- ---------- ---------- -----------

(1) Communities which were owned and fully stabilized throughout both the 1999 Period and 1998 Period ("same store").

(2) Communities which were stabilized during all of the 1999 Period, but were not stabilized during all of the 1998 Period.

(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1999 Period.

(4) Communities which were acquired subsequent to January 1, 1998, including the 15 communities acquired in April, 1998 in South Florida.

(5)  Communities which were sold subsequent to January 1, 1998.

                                   Page - 15

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $17,971, or 44.4%, from $40,430 to $58,401 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                                                    Percent
                                                         Increase                                   Increase
                                                        (Decrease)     Occupancy      Increase     (Decrease)
                              Number of                  in Total     During the     (Decrease)     in Total
               Number of      Apartment     Percent      Property        1999            in         Property
  Market      Communities       Homes      of Total      Revenues       Period       Occupancy      Revenues
 --------     -----------     --------     --------     ----------    ---------      ---------      --------
Atlanta           20           5,841         33.6%          $632         95.1%           0.3%         4.8%
Houston           15           5,633         32.4%           134         92.7%          -2.7%         1.0%
Dallas             9           2,085         12.0%            43         91.4%          -3.3%         0.8%
Memphis            4           1,454          8.3%            62         90.6%          -3.2%         2.2%
Nashville          4           1,166          6.7%          -104         91.3%          -4.3%        -4.5%
Austin             3             680          3.9%           137         94.0%           2.4%         7.7%
San Antonio        2             544          3.1%           -17         87.3%          -4.6%        -1.5%
               -----          ------        -----           ----        -----          -----        -----
                  57          17,403        100.0%          $887         93.0%          -1.7%         2.3%
               =====          ======        =====           ====        =====          =====        =====


Communities stabilized during the 1999 Period but not during the 1998 Period:

                                                      Increase
                               Number of              in Total      Occupancy
                 Number of     Apartment    Percent   Property      During the
  Market        Communities      Homes     Of Total   Revenues     1999 Period
-----------     -----------    --------   ----------  --------    ------------
 Austin              2            529        65.4%     $1,582          89.6%
 Orlando             1            280        34.6%        589         100.0%
                   ---           ----      ------      ------         -----
                     3            809       100.0%     $2,171          92.2%
                   ===           ====      ======      ======         =====

Development and lease-up communities:
                                                      Increase
                               Number of              in Total      Occupancy
                  Number of    Apartment    Percent   Property      During the
  Market         Communities     Homes     Of Total   Revenues     1999 Period
----------       -----------   --------   ----------  --------    ------------

  Atlanta            1            386        44.2%       $757         74.7%
  Houston            1            256        29.3%        522         74.6%
  Orlando            1            231        26.5%        532         60.9%
                   ---          -----      ------      ------       ------
                     3            873       100.0%     $1,811         70.8%
                   ===          =====      ======      ======       ======

Other revenues  increased $981, or 92.5%, from $1,060 to $2,041 due primarily to
(i) an increase in property management revenues of $598, or 89.7%, from $667 to $1,265 resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition and (ii) development revenues, net of $445 in the 1999 Period.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $6,470, or 47.5%, from $13,630 to $20,100 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 2.8%.

Real estate depreciation and amortization expense increased $4,325, or 57.8%, from $7,484 to $11,809 due primarily to the acquisition and development of additional communities.

                                   Page - 16

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

Property management expense for owned communities and third party properties on a combined basis increased $412, or 24.9%, from $1,654 to $2,066 due primarily to an increase of approximately 14,000 apartment homes managed from 28,000 in the 1998 Period to 42,000 in the 1999 Period resulting primarily from the South Florida Acquisition, in addition to inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $620, or 58.5%, from $1,060 to $1,680 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition and (ii) increased compensation costs.

Severance costs of $2,000 in the 1999 Period represent a charge associated with Gables' recently announced organizational changes, including the departure of the chief operating officer.

Interest expense increased $4,031, or 63.6%, from $6,335 to $10,366 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings and property sale Gables has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $1,811 in the 1998 Period represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt.

Gain on sale of real estate assets of $666 in the 1999 Period relates to the sale of an apartment community located in Atlanta comprising 213 apartment homes.

LIQUIDITY AND CAPITAL RESOURCES

Gables' net cash provided by operating activities increased from $6,967 for the three months ended March 31, 1998 to $15,796 for the three months ended March 31, 1999, due to (i) an increase of $7,291 in income (a) before certain non-cash or non-operating items including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, severance costs and loss on treasury locks and (b) after operating distributions received from joint ventures, (ii) the change in other liabilities between periods of $870 and
(iii) the change in restricted cash between periods of $784. Such increases were offset in part by the change in other assets between periods of $116.

For the three months ended March 31, 1999, Gables had $45,859 of net cash provided by investing activities compared to $32,233 of net cash used in investing activities for the three months ended March 31, 1998. During the three months ended March 31, 1999, Gables received cash of (i) $60.3 million in connection with the contribution of its interests in certain development communities to the joint venture with J.P. Morgan and (ii) $19.0 million in connection with the sale of an operating apartment community. During the three months ended March 31, 1999, Gables expended approximately $30.1 million related to development expenditures, including related land acquisitions; approximately $2.2 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities; and approximately $1.2 million related to non-recurring, renovation/revenue-enhancing expenditures.

For the three months ended March 31, 1999, Gables had $60,806 of net cash used in financing activities compared to $28,011 of net cash provided by financing activities for the three months ended March 31, 1998. During the three months ended March 31, 1999, Gables had net repayments of borrowings of approximately $42.6 million and had payments of dividends and distributions totaling approximately $20.2 million. The repayments of borrowings were funded by the net cash provided by investing activities.

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

                                   Page - 17

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

As of March 31, 1999, Gables had total indebtedness of $770,218, cash and cash equivalents of $7,903 and principal escrow deposits reflected in restricted cash of $2,462. Gables' indebtedness has an average of 5.9 years to maturity at March 31, 1999. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at March 31, 1999:

                     1999              $10,315
                     2000               53,583
                     2001              126,000
                     2002               82,392
                     2003               62,676

The debt maturities in 2001 include $71,000 of outstanding indebtedness under Gables' $225 million Credit Facility which has two one-year extension options. The debt maturities in 2003 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

Gables' dividends through the first quarter of 1999 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures or through the disposition of assets which, in management's evaluation, may no longer meet Gables' investment requirements.

$225 Million Credit Facility
----------------------------

In March, 1996, Gables closed a $175 million unsecured revolving credit facility. In May, 1998, the $175 million commitment level was increased to $225 million and the maturity date was extended to May, 2001 with two one-year extension options. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of March 31, 1999, Gables had $71 million in borrowings outstanding under the facility and, therefore, had $154 million of remaining capacity on the $225 million available commitment. Borrowings currently bear interest at LIBOR plus 0.80%. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

$25 Million Credit Facility
---------------------------

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $25 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised two of its one-year extension options resulting in a maturity date for the facility of October, 1999. Borrowings currently bear interest under this facility at LIBOR plus 0.80%. As of March 31, 1999, Gables had $10.3 million of borrowings outstanding under this facility.

                                   Page - 18

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

BOOK VALUE OF ASSETS AND SHAREHOLDERS' EQUITY

The application of historical cost accounting in accordance with generally accepted accounting principles ("GAAP") for Gables' UPREIT structure results in an understatement of total assets and shareholders' equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and shareholders' equity. The understatement of basis related to this difference in organizational structure at March 31, 1999 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total shareholders' equity plus minority interest and Series Z Preferred Shares at liquidation value as of March 31, 1999 would be $1,724,659, $1,637,751 and $823,183, respectively, if such $112,494 value were reflected.

INFLATION

Substantially all of Gables' leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6 to Consolidated Financial Statements.

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

                                   Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

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

Gables' progress is described by category in the following table:

Category        Status                Actual or Expected Phase 4 Completion Date
--------        ------                ------------------------------------------
Hardware        Complete                               3/31/99
Software        Complete                               3/31/99
Non-IT          Working on Phase 4                     5/31/99

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

                                   Page - 20

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AT MARCH 31, 1999

                                                                                               Actual or Estimated Quarter of
                                        Number of    Total     Percent at March 31, 1999  ----------------------------------------
                                        Apartment   Budgeted  --------------------------- Construct. Initial   Construct. Stabilized
Community                                 Homes       Cost    Complete   Leased  Occupied   Start   Occupancy     End     Occupancy
---------                               ---------    ------   --------------------------- ------------------------------------------
                                                  (millions)
WHOLLY-OWNED COMPLETED COMMUNITIES IN LEASE-UP:

Atlanta, GA
-----------
Gables Sugarloaf ......................     386   $   28        100%        87%     83%     2 Q 1997  1 Q 1998  4 Q 1998   2 Q 1999

Houston, TX
-----------
Gables New Territory ..................     256       15        100%        85%     80%     3 Q 1997  2 Q 1998  3 Q 1998   3 Q 1999
                                           ----     ----
Lease-up totals .......................     642   $   43
                                           ----     ----

WHOLLY-OWNED DEVELOPMENT COMMUNITY:

Orlando, FL
-----------
Gables Celebration ....................     231   $   27         92%        81%     63%     3 Q 1997  2 Q 1998  2 Q 1999   3 Q 1999
                                           ----     ----
CO-INVESTMENT DEVELOPMENT COMMUNITIES (2), (3):

Atlanta, GA
-----------
Gables Metropolitan I .................     435   $   49         36%        --      --      2 Q 1998  3 Q 1999  3 Q 2000   4 Q 2000

Houston, TX
-----------
Gables Raveneaux ......................     382       28         42%        --      --      3 Q 1998  2 Q 1999  2 Q 2000   3 Q 2000

Dallas, TX
----------
Gables San Raphael ....................     222       17         70%        --      --      3 Q 1998  2 Q 1999  4 Q 1999   1 Q 2000
Gables State Thomas I .................     290       33         --         --      --      2 Q 1999  2 Q 2000  1 Q 2001   3 Q 2001

Boca Raton, FL
--------------
Gables Grande Isle ....................     320       23         --         --      --      2 Q 1999  1 Q 2000  4 Q 2000   1 Q 2001
Gables Palma Vista ....................     189       23          6%        --      --      1 Q 1999  4 Q 1999  2 Q 2000   4 Q 2000
Gables San Michele II .................     343       40         36%        --      --      3 Q 1998  2 Q 1999  3 Q 2000   4 Q 2000
                                         ------     ----
Co-Investment totals ..................   2,181   $  213(3)
                                         ------     ----

Development totals ....................   2,412   $  240
                                         ======     ====

(1) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2) These communities were contributed into the joint venture with J.P. Morgan in March, 1999.
(3) Under the terms of the joint venture agreement, Gables is required to fund 20% of the total budgeted costs for these communities.

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

                                   Page - 21

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 1999


                                                              March 31, 1999
                                                            Scheduled Rent Per
                                  Number of  Mar. 31, 1999----------------------
Community                           Homes     Occupancy  Unit      Square Foot
---------                         ---------  ----------- ----      -----------

HOUSTON, TX
Austin Colony ..................      237        98%   $  880         $  0.90
Baybrook Village ...............      776        96%      590            0.74
Gables Bradford Place ..........      372        99%      769            0.89
Gables Bradford Pointe .........      360        97%      664            0.87
Gables Champions ...............      404        91%      823            0.90
Gables CityPlaza ...............      246        95%      912            1.03
Gables Cityscape ...............      252        94%      937            1.10
Gables CityWalk/Waterford Square      317        97%      922            1.14
Gables Edgewater ...............      292        91%      838            0.95
Gables Meyer Park ..............      345        92%      889            1.03
Gables of First Colony .........      324        92%      933            0.94
Gables Piney Point .............      246        93%      965            1.04
Gables Pin Oak Green ...........      582        92%      984            0.96
Gables Pin Oak Park ............      477        92%    1,010            0.99
Gables River Oaks ..............      228        97%    1,409            1.16
Lions Head .....................      277        90%      765            0.91
Metropolitan Uptown (JV)........      318        93%    1,032            1.13
Rivercrest I ...................      140        90%      744            0.88
Rivercrest II ..................      140        86%      742            0.88
Westhollow Park ................      412        90%      668            0.74
Windmill Landing ...............      259        93%      704            0.81
                                   ------     -----     -----           -----
                                    7,004        93%      849            0.94
                                   ------     -----     -----           -----
ATLANTA, GA
Briarcliff Gables ..............      104        99%    1,097            0.88
Buckhead Gables ................      162        99%      823            1.09
Dunwoody Gables ................      311        98%      834            0.89
Gables Cinnamon Ridge ..........      200        96%      685            0.71
Gables Cityscape ...............      192        98%      843            1.02
Gables Mill ....................      438        98%      825            0.89
Gables Northcliff ..............       82        98%    1,187            0.76
Gables Over Peachtree ..........      263        97%    1,040            1.14
Gables Vinings .................      315        98%      979            0.92
Gables Walk ....................      310        95%    1,042            0.88
Gables Wood Arbor ..............      140        96%      721            0.79
Gables Wood Crossing ...........      268        95%      732            0.76
Gables Wood Glen ...............      380        92%      720            0.73
Gables Wood Knoll ..............      312        97%      721            0.72
Lakes at Indian Creek ..........      603        93%      624            0.68
Rock Springs Estates ...........      295        92%      933            0.92
Roswell Gables I ...............      384        97%      875            0.80
Roswell Gables II ..............      284        97%      875            0.74
Spalding Gables ................      252        96%      872            0.88
Wildwood Gables ................      546        97%      868            0.76
                                   ------     -----     -----          ------
                                    5,841        96%      838            0.83
                                   ------     -----     -----          ------
BOCA RATON, FL
Boca Place .....................      180        94%      855            0.87
Cotton Bay .....................      444        97%      698            0.71
Hampton Lakes ..................      300        95%      756            0.71
Hampton Place ..................      368        96%      721            0.75
Kings Colony ...................      480        96%      753            0.85
Mahogany Bay ...................      328        98%      754            0.75
Mizner on the Green ............      246        94%    1,564            1.24
San Michele ....................      249        97%    1,395            1.04

                                   Page - 22

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 1999
(continued from previous page)

                                                              March 31, 1999
                                                            Scheduled Rent Per
                                  Number of  Mar. 31, 1999----------------------
Community                           Homes     Occupancy  Unit      Square Foot
---------                         ---------  ----------- ----      -----------
BOCA RATON, FL (cont.)
San Remo .........................      180        91%   $1,228         $0.67
Town Colony ......................      172       100%      822          0.96
Vinings at Boynton Beach I .......      252        97%      856          0.71
Vinings at Boynton Beach II ......      296        98%      899          0.74
Vinings at Hampton Village .......      168        95%      802          0.66
Vinings at Town Place ............      312        98%      822          0.99
Vinings at Wellington ............      222        93%      993          0.74
                                     ------      ----     -----        ------
                                      4,197        96%      894          0.82
                                     ------      ----     -----        ------
DALLAS, TX
Arborstone .......................      536        99%      511          0.71
Gables at Pearl Street ...........      108        97%    1,438          1.32
Gables CityPlace .................      232        91%    1,439          1.37
Gables Green Oaks ................      300        86%      839          0.88
Gables Mirabella .................      126        98%    1,274          1.40
Gables Preston ...................      126        83%    1,067          0.97
Gables Spring Park ...............      188        93%      943          0.89
Gables Turtle Creek ..............      150        89%    1,326          1.32
Gables Valley Ranch ..............      319        94%      949          0.93
                                     ------      ----    ------        ------
                                      2,085        93%      954          1.01
                                     ------      ----    ------        ------
MEMPHIS, TN
Arbors of Harbortown (JV).........      345        93%      847          0.86
Gables Cordova ...................      464        93%      704          0.75
Gables Germantown ................      252        94%      935          0.80
Gables Quail Ridge ...............      238        93%      917          0.77
Gables Stonebridge ...............      500        91%      695          0.79
                                     ------      ----     -----        ------
                                      1,799        93%      789          0.79
                                     ------      ----     -----        ------
AUSTIN, TX
Gables at the Terrace ............      308        91%    1,043          1.10
Gables Bluffstone ................      256        95%    1,057          1.07
Gables Central Park ..............      273        88%    1,176          1.25
Gables Great Hills ...............      276        97%      819          0.99
Gables Park Mesa .................      148        97%    1,115          1.02
Gables Town Lake .................      256        92%    1,195          1.28
                                     ------      ----    ------        ------
                                      1,517        93%    1,061          1.12
                                     ------      ----    ------        ------
NASHVILLE, TN
Brentwood Gables .................      254        93%      881          0.78
Gables Hendersonville ............      364        92%      681          0.72
Gables Hickory Hollow  I .........      272        92%      662          0.73
Gables Hickory Hollow II .........      276        92%      662          0.70
                                     ------      ----    ------        ------
                                      1,166        92%      715          0.73
                                     ------      ----    ------        ------
SAN ANTONIO, TX
Gables Colonnade I ...............      312        87%      801          0.88
Gables Wall Street ...............      232        90%      810          0.85
                                     ------      ----    ------        ------
                                        544        88%      804          0.87
                                     ------      ----    ------        ------
ORLANDO, FL
The Commons at Little Lake Bryan I      280       100%       --(A)         --(A)
                                     ------      ----    ------        ------
                                        280       100%       --            --
                                     ------      ----    ------        ------

   TOTALS ........................   24,433        94%   $  865    $     0.88
                                     ======      ====    ======        ======

(A) This property is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of Gables' portfolio.

                                   Page - 23

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

PORTFOLIO INDEBTEDNESS AND INTEREST RATE PROTECTION AGREEMENT SUMMARIES AT MARCH 31, 1999

PORTFOLIO INDEBTEDNESS SUMMARY

                                         Percentage  Interest   Total   Years to
Type of Indebtedness          Balance     of Total   Rate (A)  Rate (B) Maturity
--------------------          -------     --------   --------  -------- --------

Fixed-rate:
Secured notes ...............   $125,069      16.2%    7.80%   7.80%     9.00
Unsecured notes .............    323,194      42.0%    7.20%   7.20%     4.45
Tax-exempt ..................     90,570      11.8%    6.15%   6.32%     8.42
                                --------     -----    -----   -----     -----
     Total fixed-rate .......   $538,833      70.0%    7.16%   7.19%     6.17
                                --------     -----    -----   -----     -----

Tax-exempt variable-rate ....   $150,070      19.5%    3.00%   3.99%     7.19
                                --------     -----    -----   -----     -----

Unsecured credit facilities .   $ 81,315      10.5%    5.67%   5.67%     1.80
                                --------     -----    -----   -----     -----

Total portfolio debt (C), (D)   $770,218     100.0%    6.19%   6.41%     5.91
                                ========     =====    =====   =====     =====

(A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

(C) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 1999 for purposes of interest capitalization were $93,722.

(D) Excludes (i) $16.4 million of tax-exempt bonds and $17.8 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest and (ii) $2.8 million of construction loan indebtedness related to a joint venture in which Gables owns a 20% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                            Notional            Effective   Termination
Description of Agreement     Amount    Rate       Date         Date
------------------------    --------  ------    --------      ------
LIBOR, 30-day-"Rate Swap"   $44,530   5.35%(E)  08/30/96   08/30/99(F)

LIBOR, 30-day-"Rate Swap"   $25,000   5.76%(E)  02/27/98   02/27/00(G)

LIBOR, 30-day-"Rate Swap"   $40,000   4.79%(E)  11/30/98   09/29/00

(E)  The 30-day LIBOR rate in effect at March 31, 1999 was 4.94%.

(F) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(G) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                   Page - 24

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

                                                               Three Months
                                                              Ended March 31,
                                                              1999       1998
                                                            --------   --------
Net income available to common shareholders                 $7,215      $5,753
Minority   interest   of   common   unitholders   in
    Operating Partnership                                    1,768       1,059
Non-recurring severance costs (a)                            2,000           0
Non-recurring loss on treasury locks (b)                         0       1,811
Amortization  of loss on extension of used  treasury
    locks                                                      (45)         (4)
Gain on sale of real estate assets                            (666)          0

Real estate asset depreciation:
       Wholly-owned real estate assets                      11,809       7,484
       Joint venture real estate assets                         58          56
                                                            ------      ------
                Total                                       11,867       7,540
                                                            ------      ------
FUNDS FROM OPERATIONS - BASIC                              $22,139     $16,159
                                                            ------      ------
Amortization of discount on long-term liability (c)            192           0
                                                            ------      ------
FUNDS FROM OPERATIONS - DILUTED                            $22,331     $16,159
                                                            ------      ------

Capital   expenditures   for   operating   apartment
communities:
      Carpet                                                   839         443
      Roofing                                                   20          16
      Exterior painting                                          0           0
      Appliances                                               109          48
      Other additions and improvements                       1,267         617
                                                            ------     -------
               Total                                         2,235       1,124
                                                            ------     -------

ADJUSTED FUNDS FROM OPERATIONS - DILUTED                   $20,096     $15,035
                                                            ======     =======

AVERAGE SHARES AND UNITS OUTSTANDING - BASIC                32,771      26,077
                                                            ======     =======

AVERAGE SHARES AND UNITS OUTSTANDING - DILUTED  (c)         33,345      26,227
                                                            ======     =======

                                   Page - 25

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
--------------------------------------------------------------------------------

(a) Severance costs of $2,000 for the three months ended March 31, 1999 represent a charge associated with Gables' recently announced organizational changes, including the departure of the chief operating officer. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. Gables believes that such organizational changes that resulted in the charge are unusual and non-recurring in nature. Gables also believes that other organizational changes could arise in the future that could result in similar charges. Gables believes that these severance costs materially distort the comparative measurement of FFO over time and, therefore, they have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

(b) Loss on treasury locks of $1,811 for the three months ended March 31, 1998 represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt offering as a result of unanticipated capital transactions, including the South Florida Acquisition. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. While Gables may utilize derivative financial instruments, such as rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, it believes the specific series of events and circumstances that resulted in the loss of hedge accounting for these treasury locks is unusual and non-recurring in nature. Gables also believes that different events and circumstances could arise in the future that could result in similar losses. Gables believes that these losses materially distort the comparative measurement of FFO over time and, therefore, they have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

(c) This obligation will be settled with Units. Such Units are excluded from basic shares and Units outstanding, but are included in the calculation of diluted shares and Units outstanding.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1998.

                                   Page - 26



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

                  None

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K

                  (a)    Exhibits


                           27     * Financial Data Schedule
---------------------
*Filed herewith


                  (b)   Reports on Form 8-K

                    (i) Amendment No. 2 to the Form 8-K dated April 1, 1998 on Form 8-K/A was filed with the Securities and Exchange Commission on March 8, 1999.

                    (ii) A Form 8-K  dated  March 8,  1999  was  filed  with the
                         Securities and Exchange Commission to supplement pro forma financial information included in the Form 8-K dated April 1, 1998 filed in connection with the South Florida Acquisition.

                                   Page - 27

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 12, 1999                 GABLES RESIDENTIAL TRUST
                                      /s/ Marvin R. Banks, Jr.
                                      --------------------------
                                      Marvin R. Banks, Jr.
                                      Senior Vice President and Chief
                                      Financial Officer
                                      (Authorized Officer of the Registrant
                                       and Principal Financial Officer)