Form 10-Q
period 1999-09-30
GABLES RESIDENTIAL TRUST
filed 1999-11-12
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

   Common shares of beneficial interest, par value $0.01 per share, 25,443,773 shares The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1999

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


Part I  -  Financial Information                                           Page

  Item 1:  Financial Statements

           Consolidated  Balance Sheets as of September 30, 1999 and
           December 31, 1998                                                 3

           Consolidated  Statements of Operations  for the three
           and nine months ended September 30, 1999 and 1998                 4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998                                 5

           Notes to Consolidated Financial Statements                        6

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    11

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                                      30


Part II -  Other Information                                                31

  Item 1:  Legal Proceedings

  Item 2:  Changes in Securities

  Item 3:  Defaults Upon Senior Securities

  Item 4:  Submission of Matters to a Vote of Security Holders

  Item 5:  Other Information

  Item 6:  Exhibits and Reports on Form 8-K



Signature                                                                  32

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                GABLES RESIDENTIAL TRUST
                               CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Per Share Amounts)

                                                               September 30,      December 31,
                                                                   1999               1998
                                                               -------------      ------------
ASSETS:                                                        (Unaudited)
Real estate assets:
   Land........................................................  $ 222,582          $ 229,960
   Buildings...................................................  1,179,817          1,218,782
   Furniture, fixtures and equipment...........................     91,119             87,238
   Construction in progress....................................     22,049             79,829
   Land held for future development............................     53,155             66,152
                                                                -----------       ------------
      Real estate assets before accumulated depreciation.......  1,568,722          1,681,961
   Less:  accumulated depreciation.............................   (164,781)          (138,239)
                                                                -----------       ------------
     Net real estate asset.....................................  1,403,941          1,543,722

Cash and cash equivalents......................................     11,052              7,054
Restricted cash................................................     10,682              8,017
Deferred financing costs, net..................................      4,267              4,696
Investment in joint ventures...................................     20,070                161
Other assets, net..............................................     29,061             22,667
                                                               ------------       -----------
     Total assets..............................................$ 1,479,073        $ 1,586,317
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable..................................................  $ 738,950          $ 812,788
Accrued interest payable.......................................      5,361              6,045
Preferred dividends payable....................................        713                545
Real estate taxes payable......................................     19,786             16,224
Accounts payable and accrued expenses - construction...........      3,064              8,402
Accounts payable and accrued expenses - operating..............      9,631              7,094
Security deposits..............................................      4,456              4,725
Other liability, net...........................................     10,528             11,729
                                                               ------------       ------------
     Total liabilities.........................................    792,489            867,552

Minority interest of common unitholders in Operating
  Partnership..................................................    100,368            108,110
Minority interest of Series B preferred unitholders
  in Operating Partnership.....................................     50,192             50,192
Series Z Preferred Shares at $25.00 liquidation preference,
  180 shares issued and outstanding............................      4,500              4,500

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized.....        ---                ---
  Preferred shares, $0.01 par value, 20,000 shares authorized,
    Series A Preferred Shares at $25.00 liquidation preference,
    4,600 shares issued and outstanding; Series Z Preferred
    Shares and Series B Preferred Units, exchangeable into
    Series B Preferred Shares, reported above..................    115,000            115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
    26,707 and 26,302 shares issued at September 30, 1999
    and December 31, 1998, respectively........................        267                263
  Treasury shares at cost, 895 common shares at
    September 30, 1999.........................................    (21,075)               ---
  Additional paid-in capital...................................    438,707            441,512
  Deferred long-term compensation..............................     (1,375)              (812)
  Accumulated earnings.........................................        ---                ---
                                                               ------------       ------------
     Total shareholders' equity................................    531,524            555,963
                                                               ------------       ------------

     Total liabilities and shareholders' equity................$ 1,479,073        $ 1,586,317
                                                               ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.

                                      GABLES RESIDENTIAL TRUST
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited and Amounts in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                  1999            1998            1999             1998
                                                                --------       --------         ----------      ----------

Rental revenues................................................ $ 56,155       $ 54,091         $ 166,923       $ 144,526
Other property revenues........................................    3,295          2,856             9,354           7,369
                                                                ---------      ---------        ----------      ----------
     Total property revenues...................................   59,450         56,947           176,277         151,895
                                                                ---------      ---------        ----------      ----------
Property management revenues...................................    1,231          1,301             3,784           3,213
Development revenues, net......................................      760            ---             1,989             ---
Other..........................................................    1,141            966             1,892           1,772
                                                                ---------      ---------        ----------      ----------
     Total other revenues......................................    3,132          2,267             7,665           4,985
                                                                ---------      ---------        ----------      ----------

     Total revenues............................................   62,582         59,214           183,942         156,880
                                                                ---------      ---------        ----------      ----------

Property operating and maintenance (exclusive of items shown
     separately below).........................................   20,288         19,652            59,919          51,751
Real estate asset depreciation and amortization................   11,721         10,887            35,251          28,581
Corporate asset depreciation and amortization..................      151            120               403             346
Amortization of deferred financing costs.......................      235            280               696             787
Property management - owned....................................    1,370          1,161             3,788           3,520
Property management - third/related party......................      993            847             2,771           2,328
General and administrative.....................................    1,474          1,764             4,794           4,438
Severance costs................................................      ---            ---             2,000             ---
Interest.......................................................   10,770         10,561            32,029          28,059
Credit enhancement fees........................................      475            444             1,352           1,006
                                                                ---------      ---------        ----------      ----------
     Total expenses............................................   47,477         45,716           143,003         120,816
                                                                ---------      ---------        ----------      ----------

Equity in income of joint ventures.............................      120            103               302             270
Interest income................................................      158            112               497             293
Loss on treasury locks.........................................      ---         (3,627)              ---          (5,637)
                                                                ---------      ---------        ----------      ----------

Income before gain on sale of real estate assets...............   15,383         10,086            41,738          30,990
Gain on sale of real estate assets.............................    4,019            ---             4,685             ---
                                                                ---------      ---------        ----------      ----------

Income before minority interest................................   19,402         10,086            46,423          30,990
Minority interest of common unitholders in Operating
  Partnership..................................................   (3,057)        (1,627)           (6,961)         (4,878)
Minority interest of preferred unitholders in Operating
  Partnership..................................................   (1,078)           ---            (3,234)            ---
                                                                ---------      ---------         ---------      ----------

Net income.....................................................   15,267          8,459            36,228          26,112

Dividends to preferred shareholders............................   (2,442)        (2,442)           (7,327)         (7,222)
                                                                ---------      ---------        ----------      ----------

Net income available to common shareholders.................... $ 12,825        $ 6,017          $ 28,901        $ 18,890
                                                                =========      =========        ==========      ==========

Weighted average number of common shares outstanding - basic...   26,063         25,667            26,199          23,435
Weighted average number of common shares outstanding - diluted.   32,341         33,072            32,575          29,820


Per Common Share Information:
Net income - basic.............................................   $ 0.49         $ 0.23            $ 1.10          $ 0.81
Net income - diluted...........................................   $ 0.49         $ 0.23            $ 1.10          $ 0.81

The accompanying notes are an integral part of these consolidated statements.

                                      GABLES RESIDENTIAL TRUST
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited and Amounts in Thousands, Except Per Share Amounts)

                                                                     Nine Months Ended September 30,
                                                                         1999               1998
                                                                    ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................  $ 36,228           $ 26,112
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization...................................    36,350             29,714
   Equity in income of joint ventures..............................      (302)              (270)
   Minority interest of unitholders in Operating Partnership.......    10,195              4,878
   Gain on sale of real estate assets..............................    (4,685)               ---
   Long-term compensation expense..................................       893                872
   Loss on treasury locks..........................................       ---              5,637
   Amortization of discount on long-term liability.................       520                384
   Operating distributions received from joint ventures............       303                281
   Change in operating assets and liabilities:
     Restricted cash...............................................    (2,143)            (2,930)
     Other assets..................................................    (3,953)            (7,987)
     Other liabilities, net........................................     5,290             10,531
                                                                     ---------          ---------
          Net cash provided by operating activities................    78,696             67,222
                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets.................   (57,162)          (309,959)
Long-term land lease payments......................................       ---             (1,000)
Net proceeds from sale of real estate assets.......................    81,505                ---
Investment in joint venture........................................    (4,696)               ---
Proceeds from contribution of real estate assets to joint venture..    60,347                ---
                                                                     ---------          ---------
     Net cash provided by (used in) investing activities...........    79,994           (310,959)
                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common share offerings, net of issuance costs........       ---             87,530
Proceeds from the exercise of share options........................       502              3,101
Dividend reinvestment plan contributions...........................     6,675              1,295
Treasury share purchases and Unit redemptions......................   (26,504)               ---
Payments of deferred financing costs...............................      (415)            (2,680)
Treasury lock settlement payment...................................       ---             (1,198)
Notes payable proceeds.............................................    17,426            439,522
Notes payable repayments...........................................   (91,264)          (227,527)
Principal escrow deposits..........................................      (522)              (523)
Preferred dividends paid...........................................    (7,159)            (7,158)
Preferred distributions paid.......................................    (3,234)               ---
Common dividends paid ($1.55 and $1.51 per share, respectively)....   (40,409)           (36,976)
Common distributions paid ($1.55 and $1.51 per Unit, respectively).    (9,788)            (8,709)
                                                                     ---------          ---------
     Net cash (used in) provided by financing activities...........  (154,692)           246,677
                                                                     ---------          ---------

Net change in cash and cash equivalents............................     3,998              2,940
Cash and cash equivalents, beginning of period.....................     7,054              3,179
                                                                     ---------          ---------
Cash and cash equivalents, end of period...........................  $ 11,052            $ 6,119
                                                                     =========          =========

Supplemental disclosure of cash flow information:
     Cash paid for interest........................................  $ 38,696           $ 32,330
     Interest capitalized..........................................     5,983              6,089
                                                                     ---------          ---------
     Cash paid for interest, net of amounts capitalized............  $ 32,713           $ 26,241
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

     Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At September 30, 1999, the Company was an 80.6% economic owner of the common equity of the Operating Partnership. Gables' third party management businesses are conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (the "Management Companies").

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

     As of September 30, 1999, Gables owned 80 completed multifamily apartment communities comprising 23,690 apartment homes, of which 38 were developed and 42 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned two multifamily apartment communities under construction at September 30, 1999 that are expected to comprise 763 apartment homes upon completion and an indirect 20% interest in seven apartment communities under construction at September 30, 1999 that are expected to comprise 2,181 apartment homes upon completion. As of September 30, 1999, Gables owned parcels of land for the future development of 14 apartment communities expected to comprise an estimated 3,111 apartment homes. There can be no assurance that Gables will develop such land. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

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

Common Equity Repurchase Program
--------------------------------

     Gables has announced a common equity repurchase program pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares or Units. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units may be repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 1999, the Company had repurchased 895 common shares and 228 Units for $26,504.

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


     The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Residential Trust included in the Gables Residential Trust Form 10-K for the year ended December 31, 1998.

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

     The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No.
16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the nine months ended September 30, 1998 has been prepared assuming the South Florida Acquisition had been consummated on January 1, 1998. The unaudited pro forma information (i) includes the historical operating results of the properties and residential construction and development and third party management activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1998, or which may be attained in future periods.

                                              Nine Months Ended September 30,
                                                 1999               1998
                                                 ----               ----

  Total revenues                               $183,942           $166,908
  Net income available to common shareholders    28,901             18,028
  Per common share information:
      Net income - basic                          $1.10              $0.77
      Net income - diluted                        $1.10              $0.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     In April, 1998, Gables acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness at fair value, and issued approximately 665 Units valued at approximately $18.0 million. In addition, Gables has accrued approximately $0.5 million as of September 30, 1999 for a portion of the purchase price that was deferred by Gables, the payment of which is contingent upon 1999 economic performance. Gables will issue a number of Units equal in value to the amount due, once determined.

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

                                                                   Three Months                   Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                 1999          1998            1999          1998
                                                                 ----          ----            ----          ----
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON SHAREHOLDERS (NUMERATOR):
Net income - basic                                               $12,825       $6,017          $28,901       $18,890
Minority interest of common unitholders in
     Operating Partnership                                         3,057        1,627            6,961         4,878
Amortization of discount on long-term liability                      ---          192              ---           384
                                                                 --------      -------         --------      --------
Net income - diluted                                             $15,882       $7,836          $35,862       $24,152
                                                                 ========      =======         ========      ========

COMMON SHARES (DENOMINATOR):
Average shares outstanding - basic                                26,063       25,667           26,199        23,435
Incremental shares from assumed conversions of:
   Stock options                                                      45          110               42           137
   Outstanding common Units                                        6,233        6,865            6,334         5,965
   Units issuable upon settlement of long-term liability             ---          430              ---           283
                                                                 --------      -------         --------      --------
Average shares outstanding - diluted                              32,341       33,072           32,575        29,820
                                                                 ========      =======         ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


6.  RECENT ACCOUNTING PRONOUNCEMENTS

     Gables adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under GAAP are not included in net income) and its components. As of September 30, 1999, Gables had no items of other comprehensive income.

     In June, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for Gables beginning January 1, 2001. The impact of SFAS No. 133 on Gables' financial statements will depend on the extent, type and effectiveness of Gables' hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income.

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

     In anticipation of a projected seven-year debt offering, Gables entered into two forward treasury lock agreements in late 1997. The timing and amount of the projected debt offering was modified several times as a result of unanticipated capital transactions, including the South Florida Acquisition. The treasury lock agreements were extended to align with the projected timing of the debt offering. The treasury lock agreement in place in September, 1998 was terminated due to certain economic conditions affecting the unsecured debt market. For the three and nine months ended September 30, 1998, Gables recognized mark to market losses of $3,627 and $5,637, respectively, upon the expiration of the original and extended terms of the treasury lock agreements since the required hedge criteria no longer existed at those dates.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

     Gables owns, operates and develops multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. Gables evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprised 95% and 96% of Gables' total revenues for the three and nine month periods ended September 30, 1999, respectively.

     The primary financial measure for Gables' reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $39,162 and $37,295 for the three months ended September 30, 1999 and 1998, respectively, and $116,358 and $100,144 for the nine months ended September 30, 1999 and 1998, respectively. All other segment measurements are disclosed in Gables' consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


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

Common Equity Repurchase Program
--------------------------------

     Gables has announced a common equity repurchase program pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares or Units. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units may be repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 1999, the Company had repurchased 895 common shares and 228 Units for $26,504.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


OTHER FINANCING ACTIVITY

Property Sales
--------------

     During the first quarter of 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes. During the third quarter of 1999, Gables sold two apartment communities located in Atlanta comprising 463 apartment homes and two apartment communities located in Memphis comprising 490 apartment homes. The net proceeds from these sales totaled $81.5 million and were used to pay down outstanding borrowings under the Interim Financing Vehicles and to purchase common shares and Units under the Company's equity repurchase program.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD").

     Gables'  net  income  is  generated  primarily  from the  operation  of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended September 30, 1999 and 1998 is summarized as follows:


                                                                               Three Months Ended September 30,
                                                                             ------------------------------------

                                                                                                     $           %
                                                                         1999         1998        Change       Change
                                                                      ---------    ---------     --------     --------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                             $48,316      $46,980       $1,336         2.8%
Communities stabilized during the 1999 Period,
    but not during the 1998 Period (2)                                   3,793        2,382        1,411        59.2%
Development and lease-up communities (3)                                   ---          ---          ---         ---
Acquired communities (4)                                                 5,461        4,687          774        16.5%
Sold communities (5)                                                     1,880        2,898       -1,018       -35.1%
                                                                       --------     --------      -------     --------
Total property revenues                                                $59,450      $56,947       $2,503         4.4%
                                                                       --------     --------      -------     --------


PROPERTY OPERATING AND MAINTENANCE EXPENSE
  (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                             $16,666      $16,430         $236         1.4%
Communities stabilized during the 1999 Period,
    but not during the 1998 Period (2)                                     963          480          483       100.6%
Development and lease-up communities (3)                                   ---          ---          ---         ---
Acquired communities (4)                                                 1,937        1,570          367        23.4%
Sold communities (5)                                                       722        1,172         -450       -38.4%
                                                                       --------     --------      -------     -------
Total specified expenses                                               $20,288      $19,652         $636         3.2%
                                                                       --------     --------      -------     -------

Revenues in excess of specified expenses                               $39,162      $37,295       $1,867         5.0%
                                                                       ========     ========      =======     =======

Revenues in excess of specified expenses as a percentage
    of total property revenues                                            65.9%       65.5%          ---         0.4%
                                                                       ========     ========      =======     =======

(1)      Communities which were owned and fully stabilized throughout both the 1999 Period and 1998 Period ("same store").
(2)      Communities which were stabilized during all of the 1999 Period, but were not stabilized during all of the 1998 Period.
(3)      Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1999 Period.
(4)      Communities which were acquired or in renovation subsequent to July 1, 1998.
(5)      Communities which were sold subsequent to July 1, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     Total property revenues increased $2,503, or 4.4%, from $56,947 to $59,450 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). This increase in property revenues has been offset in part by the sale of five apartment communities in 1999; however, two of the five sales did not occur until September 30, 1999. Below is additional data regarding the increases in total property revenues for two of the five community categories presented in the preceding table:

Same store communities:

                                                                                                    Percent
                                                                                     Increase       Increase
                                        Percent of                     Increase     (Decrease)     (Decrease)
                         Number of        Total         Occupancy     (Decrease)     in Total       in Total
           Number of     Apartment      Apartment       During the        in         Property       Property
Market    Communities      Homes          Homes        1999 Period    Occupancy      Revenues       Revenues
------    -----------    ---------      ----------     -----------    ----------    ----------     ----------

Atlanta       18           5,378          26.7%           95.0%           -0.7%        $551           4.5%
Houston       15           5,633          27.9%           95.7%            1.2%          -4           0.0%
South Florida 12           3,430          17.0%           96.5%            4.8%         596           7.6%
Dallas         9           2,085          10.4%           94.4%           -0.4%          75           1.4%
Nashville      4           1,166           5.8%           93.4%           -1.4%         -11          -0.5%
Austin         4             953           4.7%           95.4%           -0.9%         141           5.0%
Memphis        2             964           4.8%           94.6%           -1.0%          27           1.5%
San Antonio    2             544           2.7%           90.1%           -5.0%         -39          -3.1%
              --          ------         ------           -----           -----      ------          -----
              66          20,153         100.0%           95.2%            0.7%      $1,336           2.8%
              ==          ======         ======           =====           =====      ======          =====

Communities stabilized during the 1999 Period, but not during the 1998 Period:

                                      Percent of    Increase
                          Number of     Total       in Total     Occupancy
            Number of     Apartment   Apartment     Property    During  the
Market     Communities      Homes       Homes       Revenues    1999 Period
------     -----------    ---------   ----------    --------    -----------
Orlando         2             511       36.2%          $443        93.4%
Atlanta         1             386       27.4%           571        97.8%
Houston         1             256       18.2%           241        96.0%
Austin          1             256       18.2%           156        96.8%
               ---          -----      ------        ------        -----
                5           1,409      100.0%        $1,411        95.6%
               ===          =====      ======        ======        =====

     Other revenues increased $865, or 38.2%, from $2,267 to $3,132 due primarily to development revenues, net of $760 in the 1999 Period.

     Property operating and maintenance expense (exclusive of depreciation and amortization) increased $636, or 3.2%, from $19,652 to $20,288, due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 1.4%. This increase in property operating and maintenance expense has been offset in part by the sale of five apartment communities in 1999; however, two of the five sales did not occur until September 30, 1999.

     Real estate depreciation and amortization expense increased $834, or 7.7%, from $10,887 to $11,721 due primarily to the acquisition and development of additional communities. This increase in real estate depreciation and amortization expense is partially offset by the sale of the apartment communities noted above.

     Property management expense for owned communities and third party properties on a combined basis increased $355, or 17.7%, from $2,008 to $2,363 due primarily to (i)increased staffing and support related to Gables' strategic initiatives for enhanced management information systems and (ii) inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     General and administrative expense decreased $290, or 16.4%, from $1,764 to $1,474, due primarily to decreases in abandoned real estate pursuit costs and internal acquisition costs incurred by the Company related to 1998 acquisitions.

     Interest expense increased $209, or 2.0%, from $10,561 to $10,770 as a result of an increase in operating debt associated with the acquisition and development of additional communities. This increase in interest expense has been offset in part by the offerings and property sales Gables consummated between periods, of which a portion of the proceeds has been used to reduce indebtedness.

     Loss on treasury locks of $3,627 in the 1998 Period represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering, (ii) subsequently extended in connection with modifications in the projected timing of the debt offering and (iii) terminated due to economic conditions affecting the unsecured debt market.

     Gain on sale of real estate assets of $4,019 in the 1999 Period relates to the sale of two apartment communities located in Atlanta comprising 463 apartment homes and two apartment communities located in Memphis comprising 490 apartment homes.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD").

     Gables'  net  income  is  generated  primarily  from the  operation  of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the nine months ended September 30, 1999 and 1998 is summarized as follows:


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                   1999         1998      $ Change      % Change
                                                                 --------    ----------   ---------     ---------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                       $114,928     $113,026      $1,902           1.7%
Communities stabilized during the 1999 Period,
    but not during the 1998 Period (2)                              6,663        4,577       2,086          45.6%
Development and lease-up communities (3)                            6,295        1,488       4,807         323.1%
Acquired communities (4)                                           41,483       25,193      16,290          64.7%
Sold communities (5)                                                6,908        7,611        -703          -9.2%
                                                                 ---------    ---------    --------      ---------
Total property revenues                                          $176,277     $151,895     $24,382          16.1%
                                                                 ---------    ---------    --------      ---------

PROPERTY OPERATING AND MAINTENANCE EXPENSE
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                        $38,652      $38,401        $251           0.7%
Communities stabilized during the 1999 Period,
    but not during the 1998 Period (2)                              1,515        1,047         468          44.7%
Development and lease-up communities (3)                            2,148          349       1,799         515.5%
Acquired communities (4)                                           14,998        8,940       6,058          67.8%
Sold communities (5)                                                2,606        3,014        -408         -13.5%
                                                                 ---------    ---------    --------      ---------
Total specified expenses                                          $59,919      $51,751      $8,168          15.8%
                                                                 ---------    ---------    --------      ---------

Revenues in excess of specified expenses                         $116,358     $100,144     $16,214          16.2%
                                                                 ========     ========     =======       =========

Revenues in excess of specified expenses
    as a percentage of total property revenues                     66.0%        65.9%          ---           0.1%
                                                                 ========     ========     =======       =========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     Total property revenues increased $24,382, or 16.1%, from $151,895 to $176,277 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). This increase in property revenues has been offset in part by the sale of five apartment communities in 1999; however, two of the five sales did not occur until September 30, 1999. Below is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:


                                                                                                    Increase       Increase
                                                Percent of                            Increase     (Decrease)     (Decrease)
                                 Number of        Total           Occupancy          (Decrease)     in Total       in Total
                Number of        Apartment      Apartment        During  the             in         Property       Property
Market         Communities         Homes          Homes          1999 Period         Occupancy      Revenues       Revenues
------         -----------       ---------      ----------       -----------         ----------     ---------      ---------
Atlanta             17             5,165          31.8%              95.1%              -0.4%        $1,618            4.4%
Houston             15             5,633          34.7%              93.6%              -1.6%           -48           -0.1%
Dallas               9             2,085          12.8%              92.8%              -1.7%           258            1.6%
Nashville            4             1,166           7.2%              91.6%              -3.6%          -198           -2.9%
Austin               3               680           4.2%              94.0%               0.5%           336            6.1%
Memphis              2               964           5.9%              92.2%              -3.6%             5            0.1%
San Antonio          2               544           3.4%              88.4%              -4.5%           -69           -2.0%
                   ----          --------       --------            -------            -------      --------         -------
                    52            16,237         100.0%              93.7%              -1.4%        $1,902            1.7%
                   ====          ========       ========            =======            =======      ========         =======

Communities stabilized during the 1999 Period but not during the 1998 Period:

                                        Percent of    Increase
                           Number of      Total       in Total      Occupancy
             Number of     Apartment    Apartment     Property     During  the
Market      Communities      Homes        Homes       Revenues     1999 Period
------      -----------    ---------    ----------    --------     -----------
Austin           2             529        65.4%        $1,353          90.8%
Orlando          1             280        34.6%           733         100.0%
            -----------    ---------    ----------    --------     -----------
                 3             809       100.0%        $2,086          93.1%
            ===========    =========    ==========    ========     ===========


Development and lease-up communities:

                                        Percent of    Increase
                           Number of      Total       in Total      Occupancy
             Number of     Apartment    Apartment     Property     During  the
Market      Communities      Homes        Homes       Revenues     1999 Period
------      -----------    ---------    ----------    --------     -----------
Atlanta          1             386        44.2%        $2,116          87.0%
Houston          1             256        29.3%         1,203          86.3%
Orlando          1             231        26.5%         1,488          74.1%
            -----------    ---------    ----------    --------     -----------
                 3             873       100.0%        $4,807          82.5%
            ===========    =========    ==========    ========     ===========

     Other revenues increased $2,680, or 53.8%, from $4,985 to $7,665 due primarily to (i) an increase in property management revenues of $571, or 17.8%, from $3,213 to $3,784, resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition and (ii) development revenues, net of $1,989 in the 1999 Period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     Property operating and maintenance expense (exclusive of depreciation and amortization) increased $8,168, or 15.8%, from $51,751 to $59,919 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 1.7%. This increase in property operating and maintenance expense has been offset in part by the sale of five apartment communities in 1999.

     Real estate depreciation and amortization expense increased $6,670, or 23.3%, from $28,581 to $35,251 due primarily to the acquisition and development of additional communities. This increase in real estate depreciation and amortization expense is partially offset by the sale of the five apartment communities noted above.

     Property management expense for owned communities and third party properties on a combined basis increased $711, or 12.2%, from $5,848 to $6,559 due primarily to (i) an increase of approximately 5,000 apartment homes managed from 37,000 in the 1998 Period to 42,000 in the 1999 Period, resulting primarily from the South Florida Acquisition, (ii) increased staffing and support related to Gables' strategic initiatives for enhanced management information systems, and (iii) inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

     General and administrative expense increased $356, or 8.0%, from $4,438 to $4,794 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition and (ii) increased compensation costs. This increase in general and administrative expense has been offset in part by decreases in abandoned real estate pursuit costs and internal acquisition costs incurred by the Company related to 1998 acquisitions.

     Severance costs of $2,000 in the 1999 Period represent charges associated with organizational changes resulting from management succession directives, including the resignation of the previous chief operating officer.

     Interest expense increased $3,970, or 14.2%, from $28,059 to $32,029 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings and property sales Gables consummated between periods, of which a portion of the proceeds has been used to reduce indebtedness.

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

     Gain on sale of real estate assets of $4,685 in the 1999 Period relates to the sale of three apartment communities in Atlanta comprising 676 apartment homes and two apartment communities located in Memphis comprising 490 apartment homes.

LIQUIDITY AND CAPITAL RESOURCES

     Gables' net cash provided by operating activities increased from $67,222 for the nine months ended September 30, 1998 to $78,696 for the nine months ended September 30, 1999 due to (i) an increase of $11,894 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in
Operating   Partnership,   gain  on  sale  of  real  estate  assets,   long-term
compensation expense and loss on treasury locks, and (b) after operating distributions received from joint ventures, (ii) the change in other assets between periods of $4,034 and (iii) the change in restricted cash between periods of $787. Such increases were offset in part by the change in other liabilities between periods of $5,241.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


     For the nine months ended September 30, 1999, Gables had $79,994 of net cash provided by investing activities compared to $310,959 of net cash used in investing activities for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, Gables received cash of (i) $60.3 million in connection with the contribution of its interests in certain development communities to the joint venture with J.P. Morgan and (ii) $81.5 million in connection with the sale of five operating apartment communities. During the nine months ended September 30, 1999, Gables expended approximately $44.1 million related to development expenditures, including related land acquisitions, approximately $4.7 million related to its investment in the J.P. Morgan joint venture, approximately $7.5 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities, and approximately $5.6 million related to non-recurring, renovation/ revenue-enhancing expenditures.

     For the nine months ended September 30, 1999, Gables had $154,692 of net cash used in financing activities compared to $246,677 of net cash provided by financing activities for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, Gables had net repayments of borrowings of approximately $73.8 million, net payments of dividends and distributions totaling approximately $53.9 million, and payments for treasury share purchases and Unit redemptions totaling approximately $26.5 million. The repayments of borrowings were funded by the net cash provided by investing activities.

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

     As of September 30, 1999, Gables had total indebtedness of $738,950, cash and cash equivalents of $11,052, and principal escrow deposits reflected in restricted cash of $2,805. Gables' indebtedness has an average of 5.62 years to maturity at September 30, 1999. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at September 30, 1999:

                    1999     $   11,492
                    2000         53,521
                    2001         55,000
                    2002        122,392
                    2003         62,676

     The debt maturities in 2002 include $40,000 of outstanding indebtedness under Gables' $225 million Credit Facility which has two one-year extension options. The debt maturities in 2003 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

     Gables' dividends through the third quarter of 1999 have been paid from cash provided by operating activities. Gables anticipates that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

     Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long- term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures or through the disposition of assets which, in management's evaluation, may no longer meet Gables' investment requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


$225 Million Credit Facility
----------------------------

     Gables has a $225 million unsecured revolving credit facility. In May, 1999 the facility was amended and the maturity date was extended to May, 2002, with two one-year extension options. In addition, the interest rate on Gables' current syndicated borrowings was increased from LIBOR plus 0.80% to LIBOR plus 0.95%. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of September 30, 1999, Gables had $40.0 million in borrowings outstanding under the facility and, therefore, had $185.0 million of remaining capacity on the $225 million available commitment. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

$25 Million Credit Facility
---------------------------

     Gables has an unsecured revolving credit facility that provides for up to $25 million in borrowings. This facility has an initial term of one year and unlimited one-year extension options. Gables has exercised three of its one-year extension options, resulting in a current maturity date for the facility of October, 2000. Borrowings currently bear interest under this facility at LIBOR plus 0.95%. As of September 30, 1999, Gables had no borrowings outstanding under this facility.

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

BOOK VALUE OF ASSETS AND SHAREHOLDERS' EQUITY

     The application of historical cost accounting in accordance with generally accepted accounting principles ("GAAP") for Gables' UPREIT structure results in an understatement of total assets and shareholders' equity compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and shareholders' equity. The understatement of basis related to this difference in organizational structure at September 30, 1999 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets, and total shareholders' equity plus minority interest and Series Z Preferred Shares at liquidation value as of September 30, 1999 would be $1,681,216, $1,591,567 and $799,078, respectively, if such $112,494 value were reflected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Amounts)
---------------------------------------------------------------------------


Gables' progress is described by category in the following table:

     CATEGORY            STATUS              PHASE 4 COMPLETION DATE
     --------            ------              -----------------------
     Hardware            Complete                    3/31/99
     Software            Complete                    3/31/99
     Non-IT              Complete                    6/30/99

     Gables' costs of addressing the Year 2000 issue have not been, and are not expected to be, material and relate primarily to costs of upgrading older equipment in addition to personnel resource allocation. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the Year 2000 issue. Gables has included banks and utilities in its vendor survey, as their services are considered to be mission-critical to its business function. As with other vendors, Gables is attempting to attain compliance certification from these vendors to assure that there will be no business interruption to its customers on January 1, 2000. Based on vendor response and in-house testing, Gables has developed specific contingency plans where necessary. In addition, Gables has general contingency plans in place in the event of unanticipated equipment and systems failures. However, there can be no assurance that such plan will be adequate or that failures or delays by third parties in achieving Year 2000 compliance will not result in material business interruptions, loss of revenues or other adverse effects.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

DEVELOPMENT COMMUNITIES AT SEPTEMBER 30, 1999


                        Number of     Total                                                  Actual or Estimated Quarter of
                        Apartment   Budgeted      Percent at September 30, 1999   Construction   Initial   Construction  Stabilized
Community                 Homes       Cost       Complete    Leased    Occupied     Start       Occupancy       End       Occupancy
---------               ---------  ----------   ----------  --------  ----------  ------------  ---------  ------------  ----------
                                   (millions)                                                                                  (1)
WHOLLY-OWNED DEVELOPMENT COMMUNITIES:

Orlando, FL
-----------
Gables Chatham Square      448        $37           6%         ---       ---        2Q 1999      2Q 2000      3Q 2001       3Q 2001
Gables North Village       315         40           1%         ---       ---        2Q 1999      4Q 2000      1Q 2002       1Q 2002
                           ---        ---
WHOLLY-OWNED TOTALS        763        $77
                           ---        ---


CO-INVESTMENT DEVELOPMENT COMMUNITIES (2), (3):

Atlanta, GA
-----------
Gables Metropolitan I      435        $49          84%         33%       18%        2Q 1998      3Q 1999      2Q 2000       4Q 2000

Houston, TX
-----------
Gables Raveneaux           382         28          86%         49%       27%        3Q 1998      2Q 1999      1Q 2000       3Q 2000

Dallas, TX
----------
Gables San Raphael         222         17          99%         51%       43%        3Q 1998      2Q 1999      4Q 1999       1Q 2000
Gables State Thomas I      290         33          24%         ---       ---        2Q 1999      2Q 2000      1Q 2001       3Q 2001

Boca Raton, FL
--------------
Gables Grande Isle         320         23          18%         ---       ---        2Q 1999      1Q 2000      4Q 2000       1Q 2001
Gables Palma Vista         189         23          60%          2%       ---        1Q 1999      4Q 1999      2Q 2000       4Q 2000
Gables San Michele II      343         40          78%         40%       33%        3Q 1998      2Q 1999      2Q 2000       4Q 2000
                         -----       ----
CO-INVESTMENT TOTALS     2,181       $213 (3)
                         -----       ----
DEVELOPMENT TOTALS       2,944       $290
                         =====       ====

(1)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2)  These communities were contributed into a joint venture in March, 1999.
(3)  Construction loan proceeds are expected to fund 50% of the total budgeted costs.  The remaining costs will be funded by capital contributions to the venture from the venture partner and Gables in a funding ratio of 80% and 20%, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

STABILIZED APARTMENT COMMUNITIES AT SEPTEMBER 30, 1999

                                                                           September 30, 1999 Scheduled Rent Per
                                      Number of    September 30, 1999      -------------------------------------
Community                               Homes          Occupancy               Unit              Square Foot
---------                            ----------    ------------------        --------           -------------
Houston, TX
-----------
Austin Colony                            237             98%                  $  836                $0.85
Baybrook Village                         776             97%                     547                 0.68
Gables Bradford Place                    372             96%                     770                 0.89
Gables Bradford Pointe                   360             95%                     669                 0.87
Gables Champions                         404             96%                     762                 0.84
Gables CityPlaza                         246            100%                     862                 0.97
Gables Cityscape                         252             97%                     874                 1.02
Gables CityWalk/Waterford Square         317             97%                     870                 1.08
Gables Edgewater                         292             99%                     782                 0.89
Gables Meyer Park                        345             99%                     844                 0.98
Gables New Territory                     256             98%                     837                 0.92
Gables of First Colony                   324             98%                     875                 0.88
Gables Piney Point                       246             97%                     869                 0.94
Gables Pin Oak Green                     582             97%                     971                 0.95
Gables Pin Oak Park                      477             97%                   1,006                 0.99
Gables River Oaks                        228             99%                   1,409                 1.16
Lions Head                               277             96%                     679                 0.80
Metropolitan Uptown   (JV)               318             98%                   1,032                 1.13
Rivercrest I                             140             96%                     696                 0.83
Rivercrest II                            140             98%                     684                 0.81
Westhollow Park                          412             97%                     668                 0.74
Windmill Landing                         259             98%                     705                 0.81
                                     --------         --------               ---------             --------
                                       7,260             97%                     817                 0.90

Atlanta, GA
-----------
Briarcliff Gables                        104             98%                   1,142                 0.92
Buckhead Gables                          162             98%                     839                 1.11
Dunwoody Gables                          311             96%                     846                 0.91
Gables Cityscape                         192             98%                     876                 1.06
Gables Mill                              438             97%                     831                 0.90
Gables Northcliff                         82             99%                   1,219                 0.78
Gables Sugarloaf                         386             98%                     868                 0.87
Gables Vinings                           315             95%                   1,001                 0.94
Gables Walk                              310             95%                   1,058                 0.89
Gables Wood Arbor                        140             98%                     725                 0.80
Gables Wood Crossing                     268             92%                     765                 0.80
Gables Wood Glen                         380             95%                     720                 0.73
Gables Wood Knoll                        312             96%                     737                 0.74
Lakes at Indian Creek                    603             96%                     635                 0.69
Rock Springs Estates                     295             97%                     936                 0.93
Roswell Gables I                         384             96%                     893                 0.82
Roswell Gables II                        284             96%                     893                 0.76
Spalding Gables                          252             99%                     889                 0.90
Wildwood Gables                          546             93%                     870                 0.77
                                     --------         --------               ---------             --------
                                       5,764             96%                     849                 0.83

South FL
--------
Boca Place                               180             96%                     833                 0.85
Cotton Bay                               444             93%                     708                 0.72
Hampton Lakes                            300             94%                     747                 0.70
Hampton Place                            368             94%                     713                 0.74
Kings Colony                             480             99%                     760                 0.86
Mahogany Bay                             328             96%                     760                 0.75

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------
STABILIZED APARTMENT COMMUNITIES AT SEPTEMBER 30, 1999
(continued from previous page)
                                                                           September 30, 1999 Scheduled Rent Per
                                      Number of    September 30, 1999      -------------------------------------
Community                               Homes          Occupancy               Unit              Square Foot
---------                            ----------    ------------------        --------           -------------
South FL (continued)
--------
Mizner on the Green                      246             96%                  $1,562                 $1.23
San Michele                              249             95%                   1,397                  1.05
San Remo                                 180             96%                   1,229                  0.67
Town Colony                              172             97%                     832                  0.97
Vinings at Boynton Beach I               252             95%                     889                  0.74
Vinings at Boynton Beach II              296             95%                     903                  0.75
Vinings at Hampton Village               168             96%                     797                  0.66
Vinings at Town Place                    312             96%                     803                  0.96
Vinings at Wellington                    222             95%                   1,009                  0.75
                                     --------         --------               ---------             --------
                                       4,197             95%                     896                  0.82
Dallas, TX
----------
Arborstone                               536             94%                     532                  0.74
Gables at Pearl Street                   108             98%                   1,438                  1.32
Gables CityPlace                         232             97%                   1,401                  1.33
Gables Green Oaks                        300             99%                     833                  0.87
Gables Mirabella                         126             99%                   1,270                  1.39
Gables Preston                           126             94%                   1,067                  0.97
Gables Spring Park                       188             95%                     967                  0.92
Gables Turtle Creek                      150             95%                   1,287                  1.28
Gables Valley Ranch                      319             96%                     962                  0.94
                                     --------         --------               ---------             --------
                                       2,085             96%                     955                  1.02
Memphis, TN
-----------
Arbors of Harbortown   (JV)              345             95%                     858                  0.87
Gables Cordova                           464             95%                     645                  0.69
Gables Stonebridge                       500             99%                     651                  0.74
                                     --------         --------               ---------             --------
                                       1,309             97%                     703                  0.76
Austin, TX
----------
Gables at the Terrace                    308             97%                   1,081                  1.14
Gables Bluffstone                        256             99%                   1,097                  1.11
Gables Central Park                      273             97%                   1,207                  1.28
Gables Great Hills                       276             99%                     851                  1.03
Gables Park Mesa                         148            100%                   1,139                  1.04
Gables Town Lake                         256             99%                   1,212                  1.30
                                     --------         --------               ---------             --------
                                       1,517             98%                   1,092                  1.16
Nashville, TN
-------------
Brentwood Gables                         254             96%                     850                  0.75
Gables Hendersonville                    364             91%                     669                  0.71
Gables Hickory Hollow  I                 272             96%                     643                  0.71
Gables Hickory Hollow II                 276             96%                     643                  0.68
                                     --------         --------               ---------             --------
                                       1,166             95%                     696                  0.71
San Antonio, TX
---------------
Gables Colonnade I                       312             90%                     801                  0.88
Gables Wall Street                       232             96%                     810                  0.85
                                     --------         --------               ---------             --------
                                         544             92%                     804                  0.87
Orlando, FL
-----------
Gables Celebration                       231             94%                   1,236                  1.07
The Commons at Little Lake Bryan I       280            100%                    ----   (A)            ----  (A)
                                     --------         --------               ---------             --------
                                         511             97%                   1,236                  1.07
                                     --------         --------               ---------             --------
   TOTALS                             24,353             96%                    $859                 $0.88
                                     ========         ========               =========             ========

(A) This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of Gables' portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------


PORTFOLIO INDEBTEDNESS AND INTEREST RATE PROTECTION AGREEMENT SUMMARIES AT SEPTEMBER 30, 1999
(Dollars in thousands)


PORTFOLIO INDEBTEDNESS SUMMARY

                                                              Percentage         Interest          Total         Years to
Type of Indebtedness                           Balance          of Total         Rate (A)         Rate (B)       Maturity
--------------------                           -------         ----------        --------         --------       --------
Fixed-rate:
Secured notes                                 $124,134           16.8%            7.80%            7.80%           8.50
Unsecured notes                                322,709           43.7%            7.20%            7.20%           3.95
Tax-exempt                                      90,545           12.2%            5.90%            6.31%           7.92
                                             ----------        --------         --------         --------        -------
    Total fixed-rate                          $537,388           72.7%            7.12%            7.19%           5.67
                                             ----------        --------         --------         --------        -------

Tax-exempt variable-rate                      $150,070           20.3%            3.80%            4.79%           6.69
                                             ----------        --------         --------         --------        -------

Unsecured credit facilities                    $51,492            7.0%            6.04%            6.04%           2.01
                                             ----------        --------         --------         --------        -------

Total portfolio debt (C), (D)                 $738,950          100.0%            6.37%            6.62%           5.62
                                             ==========        ============     ========         ========        =======

(A)  Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B)  Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

(C)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.  The qualifying construction expenditures at September 30, 1999 for purposes of  interest capitalization were $87,629.

(D)  Excludes (i) $16.4 million of tax-exempt bonds and $17.7 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest and (ii) $43.2 million of construction loan indebtedness related to a joint venture in which Gables owns a 20% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                              Notional             Effective      Termination
Description of Agreement       Amount     Rate       Date            Date
------------------------      --------    ----     ---------      -----------

LIBOR, 30-day - "Rate Swap"   $25,000     5.76(E)  02/27/98        02/27/00  (F)

LIBOR, 30-day - "Rate Swap"   $40,000     4.79(E)  11/30/98        09/29/00

(E)  The 30-day LIBOR rate in effect at September 30, 1999 was 5.38%.

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


                                                                          Three Months                    Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                       1999          1998              1999          1998
                                                                       ----          ----              ----          ----
Net income available to common shareholders                           $12,825       $6,017            $28,901       $18,890
Minority interest of common unitholders in Operating Partnership        3,057        1,627              6,961         4,878
Non-recurring severance costs (a)                                         ---          ---              2,000           ---
Non-recurring loss on treasury locks (b)                                  ---        3,627                ---         5,637
Amortization of loss on extension of used treasury locks                  -46          -46               -138           -96
Gain on sale of real estate assets                                     -4,019          ---             -4,685           ---
Real estate asset depreciation:
       Wholly-owned real estate assets                                 11,721       10,887             35,251        28,581
       Joint venture real estate assets                                   113           55                238           167
                                                                      -------      -------            -------       -------
                Total                                                  11,834       10,942             35,489        28,748
                                                                      -------      -------            -------       -------


Funds from operations - basic                                         $23,651      $22,167            $68,528       $58,057
Amortization of discount on long-term liability (c)                       165          192                521           384
                                                                      -------      -------            -------       -------
Funds from operations - diluted                                       $23,816      $22,359            $69,049       $58,441
                                                                      -------      -------            -------       -------

Capital expenditures for operating apartment communities:
      Carpet                                                           $1,361       $1,011             $3,217        $2,163
      Roofing                                                              24           96                 55           130
      Exterior painting                                                    44          ---                 63           ---
      Appliances                                                          134          158                346           315
      Other additions and improvements                                  1,106          921              3,817         2,628
                                                                      -------      -------            -------       -------
               Total                                                    2,669        2,186              7,498         5,236
                                                                      -------      -------            -------       -------
Adjusted funds from operations - diluted                              $21,147      $20,173            $61,551       $53,205
                                                                      =======      =======            =======       =======
Average shares and Units outstanding - basic                           32,296       32,532             32,533        29,400
                                                                      =======      =======            =======       =======
Average shares and Units outstanding - diluted (c)                     32,786       33,072             33,045        29,820
                                                                      =======      =======            =======       =======


(a) Severance costs of $2,000 for the nine months ended September 30, 1999 represent charges associated with organizational changes resulting from management succession directives, including the resignation of the previous chief operating officer. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. Gables believes that such organizational changes that resulted in the charge are unusual and non- recurring in nature. Gables also believes that other organizational changes could arise in the future that could result in similar charges. Gables believes these severance costs materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

(b) Loss on treasury locks of $3,627 and $5,637 for the three and nine months ended September 30, 1998, respectively, represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering, (ii) subsequently extended in connection with modifications in the projected timing of the debt offering as a result of unanticipated capital transactions, including the South Florida Acquisition and (iii) terminated due to economic conditions affecting the unsecured debt market. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. While Gables may utilize derivative financial instruments such as rate locks to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, it believes the specific series of events and circumstances that resulted in the loss of hedge accounting for these treasury locks is unusual and non-recurring in nature. Gables also believes that different events and circumstances could arise in the future that could result in similar losses. Gables believes these losses materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

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

None

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                         10.1* Separation Agreement between the Company and John
                               T. Rippel dated July 1, 1999

                         27.1* Financial Data Schedule Financial Data Schedule

                   ----------------
                   * Filed herewith


                   (b)   Reports on Form 8-K

                         None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           GABLES RESIDENTIAL TRUST


Date:    November 10, 1999                 /s/ Marvin R. Banks, Jr.
                                           -----------------------
                                           Marvin R. Banks, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                          (Authorized Officer of the Registrant)





Date:    November 10, 1999                 /s/ Dawn H. Severt
                                           ------------------
                                           Dawn H. Severt
                                           Vice President and
                                           Chief Accounting Officer