Form 10-Q
period 2000-06-30
GABLES RESIDENTIAL TRUST
filed 2000-08-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


        Common shares of beneficial interest, par value $0.01 per share,
                               23,166,202 shares
     The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000

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


Part I    Financial Information                                           Page

          Item 1:   Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 2000 and December 31, 1999                     3

                    Consolidated Statements of Operations for
                    the three and six months ended
                    June 30, 2000 and 1999                                  4

                    Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2000 and 1999         5

                    Notes to Consolidated Financial Statements              6

           Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          11

           Item 3:  Quantitative and Qualitative Disclosures
                    About Market Risk                                      27


Part II    Other Information                                               28

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

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                    GABLES RESIDENTIAL TRUST
                                  CONSOLIDATED BALANCE SHEETS
                         (Amounts in Thousands, Except Per Share Data)

                                                                                  June 30,          December 31,
                                                                                    2000               1999
                                                                                 ------------       ------------
                                                                                  (Unaudited)
ASSETS:
Real estate assets:
   Land                                                                          $  220,298          $  220,298
   Buildings                                                                      1,182,667           1,177,628
   Furniture, fixtures and equipment                                                 95,837              91,835
   Construction in progress                                                          69,502              37,984
   Investment in joint ventures                                                      24,982              23,471
   Land held for future development                                                  32,091              38,168
                                                                                 ------------       ------------
      Real estate assets before accumulated depreciation                          1,625,377           1,589,384
   Less:  accumulated depreciation                                                 (194,280)           (172,247)
                                                                                 ------------       ------------
     Net real estate assets                                                       1,431,097           1,417,137

Cash and cash equivalents                                                            18,333               7,963
Restricted cash                                                                       8,308               8,871
Deferred financing costs, net                                                         3,482               4,007
Other assets, net                                                                    40,135              33,386
                                                                                 ------------       -----------
     Total assets                                                                $1,501,355          $1,471,364
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                                    $  822,182          $  755,485
Accrued interest payable                                                              5,907               5,949
Preferred dividends payable                                                             882                 770
Real estate taxes payable                                                            13,762              16,824
Accounts payable and accrued expenses - construction                                  5,336               5,555
Accounts payable and accrued expenses - operating                                    26,368              11,240
Security deposits                                                                     4,474               4,395
Other liability, net                                                                      -              10,693
                                                                                 ------------       ------------
     Total liabilities                                                              878,911             810,911

Minority interest of common unitholders in Operating Partnership                    101,273              98,994
Minority interest of Series B preferred unitholders in Operating Partnership         50,192              50,192
Series Z Preferred Shares at $25.00 liquidation preference,
  180 shares issued and outstanding                                                   4,500               4,500

Commitments and contingencies

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized                                -                   -
  Preferred shares, $0.01 par value, 20,000 shares authorized,
    Series A Preferred Shares at $25.00 liquidation preference,
      4,600 shares issued and outstanding; Series Z Preferred
      Shares and Series B Preferred Units, exchangeable into
      Series B Preferred Shares, reported above                                     115,000             115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
    26,946 and 26,801 shares issued at June 30, 2000 and
    December 31, 1999, respectively                                                     269                 268
  Additional paid-in capital                                                        443,751             443,094
  Treasury shares at cost, 3,798 and 2,131 common shares at
   June 30, 2000 and December 31, 1999, respectively                                (90,731)            (50,058)
  Deferred long-term compensation                                                    (1,810)             (1,537)
  Accumulated earnings                                                                    -                   -
                                                                                 ----------         ------------
     Total shareholders' equity                                                     466,479             506,767
                                                                                 ----------         ------------
     Total liabilities and shareholders' equity                                  $1,501,355         $ 1,471,364
                                                                                 ==========         ============


 The accompanying notes are an integral part of these consolidated balance sheets.

Page 4


                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited and Amounts in Thousands, Except Per Share Data)




                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                        2000              1999               2000           1999
                                                     ---------         ---------          ----------     ----------
REVENUES:
Rental revenues                                      $  54,295         $  55,231          $108,693       $110,768
Other property revenues                                  3,317             3,195             6,260          6,059
                                                     ---------         ---------          --------       --------
     Total property revenues                            57,612            58,426           114,953        116,827
                                                     ---------         ---------          --------       --------

Property management revenues                             1,282             1,288             2,499          2,553
Development revenues, net                                  831               784             1,527          1,229
Equity in income of joint ventures                         125               103               206            182
Interest income                                            267               219               466            339
Other                                                      516               420             1,508            751
                                                     ---------         ---------          --------       --------
     Total other revenues                                3,021             2,814             6,206          5,054
                                                     ---------         ---------          --------       --------

     Total revenues                                     60,633            61,240           121,159        121,881
                                                     ---------         ---------          --------       --------


EXPENSES:
Property operating and maintenance
  (exclusive of items shown separately below)           18,767            19,531            37,338         39,631
Real estate asset depreciation and amortization         10,947            11,721            21,792         23,530
Property management - owned                              1,419             1,214             2,879          2,418
Property management - third party                        1,017               916             2,037          1,778
Interest expense and credit enhancement fees            11,518            11,333            22,553         22,136
Amortization of deferred financing costs                   201               234               452            461
General and administrative                               1,720             1,640             3,889          3,320
Severance costs                                              -                 -                 -          2,000
Corporate asset depreciation and amortization              167               134               317            252
                                                     ---------         ---------          --------       --------
     Total expenses                                     45,756            46,723            91,257         95,526
                                                     ---------         ---------          --------       --------

Gain on sale of real estate assets                           -                 -                 -            666

Income before minority interest                         14,877            14,517            29,902         27,021
Minority interest of common unitholders in
   Operating Partnership                                (2,475)           (2,136)           (4,943)        (3,904)
Minority interest of preferred unitholders in
   Operating Partnership                                (1,078)           (1,078)           (2,156)        (2,156)
                                                     ----------        ----------         ---------      ---------

Net income                                              11,324            11,303            22,803         20,961

Dividends to preferred shareholders                     (2,442)           (2,442)           (4,885)        (4,885)
                                                     ----------         ---------         ---------      ---------

Net income available to common shareholders          $   8,882         $   8,861          $ 17,918       $ 16,076
                                                     ==========         =========         =========      =========

Weighted average number of
   common shares outstanding - basic                    23,947            26,214            24,213         26,269
Weighted average number of
   common shares outstanding - diluted                  30,679            32,587            30,930         32,694

PER COMMON SHARE INFORMATION:
Net income - basic                                   $    0.37         $    0.34          $   0.74       $   0.61
Net income - diluted                                 $    0.37         $    0.34          $   0.74       $   0.61



  The accompanying notes are an integral part of these consolidated statements.

Page 5

                            GABLES RESIDENTIAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited and Amounts in Thousands, Except Per Share Data)


                                                                                    Six Months Ended June 30,
                                                                                      2000              1999
                                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 22,803           $ 20,961
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                     22,561             24,243
   Equity in income of joint ventures                                                  (206)              (182)
   Minority interest of unitholders in Operating Partnership                          7,099              6,060
   Gain on sale of real estate assets                                                     -               (666)
   Long-term compensation expense                                                       580                430
   Amortization of discount on long-term liability                                        -                356
   Operating distributions received from joint ventures                                 601                147
   Change in operating assets and liabilities:
     Restricted cash                                                                    929                751
     Other assets                                                                      (422)            (1,157)
     Other liabilities, net                                                            (482)             2,710
                                                                                   ---------          ---------
          Net cash provided by operating activities                                  53,463             53,653
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets                                  (40,639)           (44,078)
Net proceeds from sale of real estate assets                                              -             19,014
Investment in joint ventures                                                         (1,906)            (2,929)
Proceeds from contribution of real estate assets to joint venture                         -             60,347
                                                                                   ---------          ---------
     Net cash (used in) provided by investing activities                            (42,545)            32,354
                                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options                                           1,283                388
Share Builder Plan contributions                                                          -              4,653
Treasury share purchases and Unit redemptions                                       (28,549)           (12,453)
Payments of deferred financing costs                                                    (26)              (408)
Notes payable proceeds                                                               71,940             17,426
Notes payable repayments                                                             (5,243)           (46,798)
Principal escrow deposits                                                              (367)              (348)
Preferred dividends paid                                                             (4,773)            (4,773)
Preferred distributions paid                                                         (2,156)            (2,156)
Common dividends paid ($1.06 and $1.02 per share, respectively)                     (25,586)           (26,775)
Common distributions paid ($1.06 and $1.02 per share, respectively)                  (7,071)            (6,491)
                                                                                   ---------          ---------
     Net cash used in financing activities                                             (548)           (77,735)
                                                                                   ---------          ---------

Net change in cash and cash equivalents                                              10,370              8,272
Cash and cash equivalents, beginning of period                                        7,963              7,054
                                                                                   ---------          ---------
Cash and cash equivalents, end of period                                            $18,333            $15,326
                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $25,769            $25,751
Interest capitalized                                                                  4,107              4,357
                                                                                   ---------          ---------
Cash paid for interest, net of amounts capitalized                                  $21,662            $21,394
                                                                                   =========          =========


  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Gables Residential Trust ("Gables"), a Maryland real estate investment trust ("REIT"), and its subsidiaries, including Gables Realty Limited Partnership, a Delaware limited partnership, considered as a single enterprise. Gables GP, Inc., a wholly-owned subsidiary of Gables Residential Trust, is the sole general partner of Gables Realty Limited Partnership.

1.  ORGANIZATION AND FORMATION

     We are a REIT formed in 1993 under Maryland law to continue and expand the operations of our privately owned predecessor organization. We completed our initial public offering on January 26, 1994.

     We are a fully-integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At June 30, 2000, we were a 77.6% economic owner of the common equity of the Operating Partnership. Prior to March 31, 2000, our third party management businesses were conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc. and East Apartment Management, Inc. Effective March 31, 2000, Central Apartment Management, Inc. changed its name to Gables Residential Services, Inc., and East Apartment Management, Inc. was merged into Gables Residential Services.

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

     As of June 30, 2000, we owned 79 completed multifamily apartment communities comprising 23,278 apartment homes, of which 38 were developed and 41 were acquired, an indirect 25% general partner interest in two apartment communities developed by us comprising 663 apartment homes, and an indirect 20% interest in an apartment community developed by us comprising 222 apartment homes. We also owned five multifamily apartment communities under development at June 30, 2000 that are expected to comprise 1,202 apartment homes upon completion and an indirect 20% interest in seven apartment communities under development or in lease-up at June 30, 2000 that are expected to comprise 2,249 apartment homes upon completion. As of June 30, 2000, we owned parcels of land for the future development of ten apartment communities expected to comprise an estimated 2,332 apartment homes. There can be no assurance that we will develop these parcels of land. Additionally, we have contracts or options to acquire additional parcels of land. There can be no assurance that we will acquire these land parcels; however, it is our intent to develop an apartment community on each of these parcels of land, if purchased.

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

Preferred Share Offerings

     On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund, or mandatory redemption and are not convertible into any other Gables securities.

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

Common Equity Repurchase Program

     In 1999, we announced a common equity repurchase program pursuant to which we are authorized to purchase up to $100 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of June 30, 2000, we had repurchased 3,798 common shares and 282 Units for a total of $97,377, of which $14,062 was accrued for unsettled share repurchases at June 30, 2000.

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

     The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 1999.

4.  GABLES RESIDENTIAL APARTMENT PORTFOLIO JOINT VENTURE

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our nine markets. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of June 30, 2000, we had funded $23.7 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income.

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


                                                             Three Months                Six Months
                                                            Ended June 30,              Ended June 30,
                                                            2000      1999              2000      1999
                                                         --------    -------          ------   --------
Basic and diluted income available to
  common shareholders (numerator):
Net income - basic                                       $  8,882    $ 8,861         $17,918   $16,076
Minority interest of common unitholders
  in Operating Partnership                                  2,475      2,136           4,943     3,904
                                                         --------    -------         -------   -------
Net income - diluted                                     $ 11,357    $10,997         $22,861   $19,980
                                                         ========    =======         =======   =======


Common shares (denominator):
Average shares outstanding - basic                         23,947     26,214          24,213    26,269
Incremental shares from assumed conversions of:
   Stock options                                               59         50              38        40
   Outstanding common Units                                 6,670      6,323           6,676     6,385
   Other                                                        3          -               3         -
                                                         --------    -------         -------   -------
Average shares outstanding - diluted                       30,679     32,587          30,930    32,694
                                                         ========    =======         =======   =======

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

     We own, operate and develop multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% of our total revenues for the three months ended June 30, 2000 and 1999, and 95% and 96% of our total revenues for the six months ended June 30, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands)
-------------------------------------------------------------------------------


     The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $38,845 and $38,895 for the three months ended June 30, 2000 and 1999, respectively, and $77,615 and $77,196 for the six months ended June 30, 2000 and 1999, respectively. All other segment measurements are disclosed in our consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 20 of this Form 10-Q and elsewhere in this report.

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

Preferred Share Offerings

     On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund, or mandatory redemption and are not convertible into any other Gables securities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


Common Equity Repurchase Program

     In 1999, we announced a common equity repurchase program pursuant to which we are authorized to purchase up to $100 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of June 30, 2000, we had repurchased 3,798 common shares and 282 Units for a total of $97,377, of which $14,062 was accrued for unsettled share repurchases at June 30, 2000.

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

Gables Residential Apartment Portfolio Joint Venture

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our nine markets. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of June 30, 2000, we had funded $23.7 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") TO THE THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD")

     Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or
(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the three months ended June 30, 2000 and 1999 is summarized as follows:

                                                                                     Three Months Ended June 30,
                                                                             -----------------------------------------
                                                                                                       $          %
                                                                               2000      1999       Change      Change
                                                                             -------    -------    -------     -------
RENTAL AND OTHER PROPERTY REVENUES:
Same store communities (1)                                                   $54,160    $52,400     $1,760        3.4%
Communities  stabilized  during the 2000 Period, but not
   the 1999 Period (2)                                                         3,408      3,080        328       10.6%
Development and lease-up communities (3)                                          44          -         44           -
Acquired communities (4)                                                           -          -          -           -
Sold communities (5)                                                               -      2,946     -2,946     -100.0%
                                                                             -------    -------    -------     -------
Total property revenues                                                      $57,612    $58,426    $  -814       -1.4%
                                                                             -------    -------    -------     -------

PROPERTY OPERATING AND MAINTENANCE EXPENSES
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                                   $17,705    $17,311    $   394        2.3%
Communities stabilized during the 2000 Period, but not
   the 1999 Period (2)                                                         1,062      1,003         59        5.9%
Development and lease-up communities (3)                                           -          -          -           -
Acquired communities (4)                                                           -          -          -           -
Sold communities (5)                                                               -      1,217     -1,217     -100.0%
                                                                             -------    -------    -------     -------
Total specified expenses                                                     $18,767    $19,531    $  -764       -3.9%
                                                                             -------    -------    -------     -------

Revenues in excess of specified expenses                                     $38,845    $38,895    $   -50       -0.1%
                                                                             -------    -------    -------     -------

Revenues in excess of specified expenses as a percentage of total
property revenues                                                              67.4%      66.6%          -        0.8%
                                                                             -------    -------    -------     -------

(1)  Communities which were owned and fully stabilized throughout both the 2000 Period and 1999 Period ("same store").
(2)  Communities which were stabilized during all of the 2000 Period, but not the 1999 Period.
(3)  Communities in the  development  and/or lease-up phase which were not fully  stabilized  during all or any of the 2000 Period.
(4)  Communities which were acquired  subsequent to April 1, 1999.
(5)  Communities which were sold subsequent to April 1, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     Total property revenues decreased $814, or 1.4%, from $58,426 to $57,612 due primarily to the sale of five apartment communities during the second half of 1999 which is offset by an increase in rental rates on communities stabilized throughout both periods ("same store") and an increase in the number of apartment homes resulting from the development of additional communities. Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table.

Same store communities:

                                  Number of                   Occupancy       Change                      Percent
                  Number of       Apartment      Percent      During the        in        Change in      Change in
Market           Communities       Homes         of Total    2000 Period    Occupancy     Revenues        Revenues
------           -----------      ---------      --------    -----------    ---------     ---------      ----------
Houston              19             6,274          28.7%         94.6%         2.5%       $   192            1.3%
Atlanta              18             5,378          24.6%         95.0%        -0.2%           443            3.5%
So.  Florida         14             3,948          18.1%         94.5%        -1.8%            84            0.9%
Dallas                9             2,085           9.5%         95.5%         2.9%            98            1.8%
Austin                6             1,517           6.9%         96.7%         7.0%           670           15.2%
Nashville             4             1,166           5.3%         94.4%         4.4%           126            5.7%
Memphis               2               964           4.4%         94.8%         3.6%           104            5.9%
San Antonio           2               544           2.5%         91.8%         4.0%            44            3.8%
                 ------------     ---------      --------    -----------    ---------     ----------     ----------
                     74            21,876          100.0%         94.9%        1.7%        $1,761(a)         3.4%
                 ============     =========      ========    ===========    =========     ==========     ==========

(a) The above table excludes The Commons at Little Lake Bryan I, a community  comprising  280 apartment  homes that is leased to a single  user  group  pursuant  to a triple net  master  lease.  Revenues  for The  Commons  at Little  Lake Bryan I decreased $1, or -0.2%,  in the 2000 Period  compared to the 1999 Period and occupancy was 100% for both the 2000 Period and the 1999 Period.

Communities stabilized during the 2000 Period but not during the 1999 Period:

                                     Number of                 Occupancy        Change
                     Number of       Apartment     Percent     During the         in
   Market           Communities        Homes       of Total    2000 Period      Revenues
   ------           -----------      ---------     --------    -----------      --------
   Atlanta                1              386         34.4%        95.6%         $  74
   Houston                1              256         22.8%        92.8%            87
   So. Florida            1              249         22.2%        92.7%            11
   Orlando                1              231         20.6%        89.4%           156
                    -----------      ---------     --------    -----------      --------
                          4            1,122        100.0%        92.7%         $ 328
                    ===========      =========     ========    ===========      ========

Development and lease-up communities:

                                     Number of                 Occupancy        Change
                     Number of       Apartment     Percent     During the         in
   Market           Communities        Homes       of Total    2000 Period      Revenues
   ------           -----------      ---------     --------    -----------      --------
   Orlando                1              448        100.0%       100.0%(b)         $44
                    ===========      =========     ========    ===========      ========

(b)  This property is leased to a single user group pursuant to a triple net master lease.

     Other revenues increased $207, or 7.4%, from $2,814 to $3,021 due primarily to an increase in income from certain ancillary services and an increase in development revenues, net.

     Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $764, or 3.9%, from $19,531 to $18,767 due primarily to the sale of five apartment communities during the second half of 1999. This decrease is offset by a $394, or 2.3% increase in property operating and maintenance expense for same store communities. The same store increase represents increased payroll costs and property taxes offset by reduced marketing expenses.

     Real estate depreciation and amortization expense decreased $774, or 6.6%, from $11,721 to $10,947 due primarily to the sale of five apartment communities during the second half of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     Property management expense for owned communities and third party properties on a combined basis increased $306, or 14.4%, from $2,130 to $2,436 due primarily to (1) increased staffing and equipment support related to our strategic initiatives for enhanced management information systems, and (2) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes managed.

     Interest expense and credit enhancement fees increased $185, or 1.6%, from $11,333 to $11,518 due primarily to higher interest rates and an increase in operating debt associated with the development of additional communities. These increases have been offset in part by (1) the sale of five apartment communities during the second half of 1999, the proceeds of which were partially used to reduce outstanding indebtedness, and (2) an increase in the amount of interest capitalized, resulting from increased development activity related to our wholly-owned development communities.

     General and administrative expense increased $80, or 4.9%, from $1,640 to $1,720 due primarily to (1) an increase in long-term compensation expense and
(2) inflationary increases in expenses.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD")

     Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or
(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the six months ended June 30, 2000 and 1999 is summarized as follows:

                                                                                    Six Months Ended June 30,
                                                                        ----------------------------------------------
                                                                                                   $             %
                                                                          2000        1999       Change        Change
                                                                        --------    --------    --------    ----------
RENTAL AND OTHER PROPERTY REVENUES:
Same store communities (1)                                              $108,127    $104,600    $ 3,527          3.4%
Communities  stabilized  during  the  2000  Period,
   but not the 1999 Period (2)                                             6,782       5,888        894         15.2%
Development and lease-up communities (3)                                      44           -         44             -
Acquired communities (4)                                                       -           -          -             -
Sold communities (5)                                                           -       6,339     -6,339       -100.0%
                                                                        --------    --------    --------    ----------
Total property revenues                                                 $114,953    $116,827    $-1,874         -1.6%
                                                                        --------    ---------   --------    ----------

PROPERTY OPERATING AND MAINTENANCE EXPENSES
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                              $ 35,240    $ 34,997    $   243          0.7%
Communities stabilized during the 2000 Period,
   but not the 1999 Period (2)                                             2,098       2,044         54          2.6%
Development and lease-up communities (3)                                       -           -          -             -
Acquired communities (4)                                                       -           -          -             -
Sold communities (5)                                                           -       2,590     -2,590       -100.0%
                                                                        --------    --------    --------    ----------
Total specified expenses                                                $ 37,338    $ 39,631    $-2,293         -5.8%
                                                                        --------    --------    --------    ----------

Revenues in excess of specified expenses                                $ 77,615    $ 77,196    $   419          0.5%
                                                                        --------    --------    --------    ----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                          67.5%       66.1%          -          1.4%
                                                                        --------    --------    --------    ----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     Total property revenues decreased $1,874, or 1.6%, from $116,827 to $114,953 due primarily to the sale of six apartment communities in 1999 which is offset by an increase in rental rates on communities stabilized throughout both periods ("same store") and an increase in the number of apartment homes resulting from the development of additional communities. Below is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                Number of                 Occupancy      Change       Change         Percent
                  Number of     Apartment     Percent     During the       in           in          Change in
Market           Communities      Homes      of Total    2000 Period    Occupancy    Revenues        Revenues
------           -----------    ---------    --------    -----------    ---------   -----------    -----------
Houston              19           6,274        28.7%        95.5%          3.1%      $   393           1.4%
Atlanta              18           5,378        24.6%        94.4%         -0.7%          831           3.3%
So. Florida          14           3,948        18.1%        95.0%         -0.9%          303           1.5%
Dallas                9           2,085         9.5%        94.8%          2.8%          238           2.2%
Austin                6           1,517         6.9%        96.7%          6.6%        1,213          13.8%
Nashville             4           1,166         5.3%        94.7%          4.0%          235           5.3%
Memphis               2             964         4.4%        96.0%          5.0%          241           6.8%
San Antonio           2             544         2.5%        90.4%          2.9%           68           2.9%
                 -----------    ---------    --------    -----------    ---------   -----------    -----------
                     74          21,876       100.0%        95.2%          2.1%       $3,522(a)        3.4%
                 ===========    =========    ========    ===========    =========   ===========    ===========

(a) The above table excludes The Commons at Little Lake Bryan I, a community  comprising  280 apartment  homes that is leased to a single  user  group  pursuant  to a triple net  master  lease.  Revenues  for The  Commons  at Little  Lake Bryan I increased  $5, or 0.4%,  in the 2000 Period  compared to the 1999 Period and occupancy was 100% for both the 2000 Period and the 1999 Period.

Communities stabilized during the 2000 Period but not during the 1999 Period:

                                Number of                Occupancy       Change
                  Number of     Apartment    Percent     During the        in
Market           Communities      Homes      of Total    2000 Period    Revenues
------           -----------    ---------    --------    -----------    --------

Atlanta               1             386        34.4%        95.4%         $285
Houston               1             256        22.8%        94.6%          207
So. Florida           1             249        22.2%        93.3%          -50
Orlando               1             231        20.6%        91.8%          452
                 -----------    ---------    --------    -----------    --------
                      4           1,122       100.0%        93.7%         $894
                 ===========    =========    ========    ===========    ========

Development and lease-up communities:

                                Number of                Occupancy       Change
                  Number of     Apartment    Percent     During the        in
Market           Communities      Homes      of Total    2000 Period    Revenues
------           -----------    ---------    --------    -----------    --------
Orlando               1             448       100.0%       100.0%(b)      $ 44
                 ===========    =========    ========    ===========    ========

(b) This property is leased to a single user group pursuant to a triple net master lease.

     Other revenues increased $1,152, or 22.8%, from $5,054 to $6,206 due primarily to a gain on sale of cable equipment to a cable service provider and an increase in development revenues, net.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $2,293, or 5.8%, from $39,631 to $37,338 due primarily to the sale of six apartment communities in 1999.

     Real estate depreciation and amortization expense decreased $1,738, or 7.4%, from $23,530 to $21,792 due primarily to the sale of six apartment communities in 1999.

     Property management expense for owned communities and third party properties on a combined basis increased $720, or 17.2%, from $4,196 to $4,916 due primarily to (1) increased staffing and equipment support related to our strategic initiatives for enhanced management information systems, and (2) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes managed.

     Interest expense and credit enhancement fees increased $417, or 1.9%, from $22,136 to $22,553 due primarily to higher interest rates and an increase in operating debt associated with the development of additional communities. These increases have been offset in part by the sale of six apartment communities in 1999, the proceeds of which were partially used to reduce outstanding indebtedness.

     General and administrative expense increased $569, or 17.1%, from $3,320 to $3,889 due primarily to (1) an increase in abandoned real estate pursuit costs,
(2) an increase in long-term compensation expense, and (3) inflationary increases in expenses.

     Severance costs of $2,000 in the 1999 Period represent charges associated with organizational changes resulting from management succession directives.

     Gain on sale of real estate assets of $666 in the 1999 Period relates to the sale of an apartment community located in Atlanta comprising 213 apartment homes.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased from $53,653 for the six months ended June 30, 1999 to $53,463 for the six months ended June 30, 2000 due to a change in other liabilities between periods of $3,192. Such decrease was offset in part by (1) a change in restricted cash between periods of $178,
(2) a change in other assets between periods of $735, and (3) an increase of $2,089 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, and long-term compensation expense and (b) after operating distributions received from joint ventures.

     We had $42,545 of net cash used in investing activities for the six months ended June 30, 2000 compared to $32,354 of net cash provided by investing activities for the six months ended June 30, 1999. During the six months ended June 30, 2000, we expended $32.3 million related to development expenditures, including related land acquisitions, $1.9 million related to our investment in joint ventures, $5.2 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $3.1 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the six months ended June 30, 1999, we received cash of (1) $60.3 million in connection with our contribution of interests in certain development communities to the Gables Residential Apartment Portfolio Joint Venture and (2) $19.0 million in connection with the sale of an operating apartment community. During the six months ended June 30, 1999, we expended $36.1 million related to development expenditures, including related land acquisitions, $2.9 million related to our investment in joint ventures, $4.8 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $3.2 million related to non-recurring, renovation/revenue enhancing capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


     We had $548 of net cash used in financing activities for the six months ended June 30, 2000 compared to $77,735 for the six months ended June 30, 1999. During the six months ended June 30, 2000, we had payments for dividends and distributions totaling $39.6 million and payments for treasury share purchases and Unit redemptions in connection with our common equity repurchase program totaling $28.5 million. These payments were offset by net borrowings of $66.7 million. During the six months ended June 30, 1999, we had net repayments of borrowings of $29.4 million, payments for treasury share purchases and Unit redemptions totaling $12.4 million, and net payments of dividends and distributions totaling $35.5 million. The repayments of borrowings were funded by the net cash provided by investing activities.

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

     As of June 30, 2000, we had total indebtedness of $822,182, cash and cash equivalents of $18,333, and principal escrow deposits reflected in restricted cash of $3,190. Our indebtedness has an average of 4.5 years to maturity at June 30, 2000. The aggregate maturities of notes payable at June 30, 2000 are as follows:

                    2000                     $  52,643
                    2001                       108,434
                    2002                       176,280
                    2003                        65,602
                    2004                        79,383
                    2005 and thereafter        339,840
                                              --------
                                              $822,182
                                              ========

     The maturities in 2000 include a $50 million unsecured senior note which matures in October, 2000.

     Dividends through the second quarter of 2000 have been paid from cash provided by operating activities. We anticipate that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


$225 Million Credit Facility

     We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May, 2002 with two one-year extension options. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee equal to 0.15% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of June 30, 2000, we had $90.0 million in borrowings outstanding under the facility and, therefore, had $135.0 million of remaining capacity on the $225 million commitment.

$25 Million Credit Facility

     We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. We expect to exercise one of our unlimited one-year extension options prior to the facility's current maturity in October, 2000. We have $1.0 million in borrowings outstanding under this facility at June 30, 2000.

$50 Million Borrowing Facility

     At December 31, 1999, we had a $25 million unsecured borrowing facility with a bank. In connection with the extension of the April, 2000 maturity date to April, 2001, the availability under the facility was increased to $50 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At June 30, 2000, we had $49.8 million in borrowings outstanding under this facility at an interest rate of 7.28%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AT JUNE 30, 2000

                                                                                          Actual or Estimated Quarter of
                         Number of    Total      Percent at June 30, 2000      --------------------------------------------------
                         Apartment   Budgeted    --------------------------    Construction    Initial   Construction  Stabilized
Community                  Homes       Cost      Complete  Leased  Occupied       Start       Occupancy      End        Occupancy
---------                ---------   --------    --------  ------  --------    ------------   ---------  ------------  ----------
                                    (millions)                                                                             (1)
WHOLLY-OWNED DEVELOPMENT COMMUNITIES:

ORLANDO, FL
Gables Chatham Square        448      $ 37          51%     100%      15%        2 Q 1999      2 Q 2000     4 Q 2001     3 Q 2001
Gables North Village         315        40          31%      --       --         2 Q 1999      4 Q 2000     4 Q 2001     1 Q 2002


ATLANTA, GA
Gables Montclair             183        24          --       --       --         4 Q 2000      4 Q 2001     1 Q 2002     3 Q 2002
Gables Paces                  79        20          --       --       --         3 Q 2000      3 Q 2001     3 Q 2001     1 Q 2002

DALLAS, TX
Gables State Thomas II       177        36          43%      --       --         4 Q 1999      4 Q 2000     2 Q 2001     4 Q 2001
                           -----      ----

WHOLLY-OWNED TOTALS        1,202      $157
                           -----      ----

CO-INVESTMENT DEVELOPMENT/LEASE-UP COMMUNITIES (2), (3):

BOCA RATON, FL
Gables Crestwood             290      $ 25          38%      --       --         4 Q 1999      3 Q 2000     2 Q 2001     4 Q 2001
Gables Grande Isle           320        23          96%      44%      37%        2 Q 1999      1 Q 2000     4 Q 2000     1 Q 2001
Gables Palma Vista           189        23         100%      80%      70%        1 Q 1999      4 Q 1999     2 Q 2000     4 Q 2000
Gables San Michele II        343        40         100%      97%      85%        3 Q 1998      2 Q 1999     2 Q 2000     4 Q 2000

DALLAS, TX
Gables Ravello               290        33          78%      14%       3%        2 Q 1999      2 Q 2000     1 Q 2001     3 Q 2001

ATLANTA, GA
Gables Metropolitan I        435        49         100%      94%      91%        2 Q 1998      3 Q 1999     2 Q 2000     4 Q 2000

HOUSTON, TX
Gables Raveneaux             382        28         100%      91%      87%        3 Q 1998      2 Q 1999     1 Q 2000     3 Q 2000
                           -----      ----

CO-INVESTMENT TOTALS       2,249      $221 (3)
                           -----      ----

DEVELOPMENT TOTALS         3,451      $378
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

     The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in such statements. Risks associated with our development, construction and lease-up activities which could impact the forward-looking statements made include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 2000


                                                                           June 30, 2000 Scheduled Rent Per
                                                                           ---------------------------------
                                          Number of    June 30, 2000
COMMUNITY                                   Homes        Occupancy            Unit              Square Foot
---------                                 ---------    --------------       --------            -----------
HOUSTON, TX
Austin Colony                                237            96%              $ 875                 $ 0.90
Baybrook Village                             776            96%                594                   0.74
Gables Bradford Place                        372            98%                720                   0.84
Gables Bradford Pointe                       360            98%                629                   0.82
Gables Champions                             404            93%                712                   0.78
Gables CityPlaza                             246            94%                911                   1.03
Gables Cityscape                             252            98%                869                   1.02
Gables CityWalk/Waterford Square             317            96%                849                   1.05
Gables Edgewater                             292            96%                776                   0.88
Gables Meyer Park                            345            97%                855                   0.99
Gables New Territory                         256            92%                865                   0.95
Gables of First Colony                       324            97%                908                   0.91
Gables Piney Point                           246            98%                916                   0.99
Gables Pin Oak Green                         582            96%                910                   0.89
Gables Pin Oak Park                          477            96%                952                   0.93
Gables River Oaks                            228            96%              1,411                   1.16
Lions Head                                   277            95%                721                   0.85
Metropolitan Uptown   (JV)                   318            92%              1,032                   1.13
Rivercrest I                                 140            93%                731                   0.87
Rivercrest II                                140            91%                720                   0.85
Windmill Landing                             259            95%                680                   0.78
                                           -----           ----              -----                   ----
                                           6,848            96%                823                   0.91
ATLANTA, GA
Briarcliff Gables                            104            97%              1,160                   0.94
Buckhead Gables                              162            97%                874                   1.16
Dunwoody Gables                              311            99%                864                   0.93
Gables Cityscape                             192            97%                916                   1.10
Gables Mill                                  438            96%                886                   0.95
Gables Northcliff                             82            95%              1,247                   0.80
Gables Sugarloaf                             386            96%                869                   0.87
Gables Vinings                               315            99%              1,033                   0.97
Gables Walk                                  310            98%              1,080                   0.91
Gables Wood Arbor                            140            96%                743                   0.82
Gables Wood Crossing                         268            96%                747                   0.78
Gables Wood Glen                             380            97%                722                   0.73
Gables Wood Knoll                            312            96%                768                   0.77
Lakes at Indian Creek                        603            94%                658                   0.72
Rock Springs Estates                         295            92%                955                   0.94
Roswell Gables I                             384            98%                909                   0.84
Roswell Gables II                            284            98%                909                   0.77
Spalding Gables                              252           100%                924                   0.93
Wildwood Gables                              546            97%                898                   0.79
                                           -----           ----              -----                   ----
                                           5,764            97%                871                   0.85

SOUTH FL
Boca Place                                   180            94%                869                   0.89
Cotton Bay                                   444            93%                729                   0.74
Hampton Lakes                                300            95%                776                   0.73
Hampton Place                                368            95%                745                   0.78
Kings Colony                                 480            99%                784                   0.88
Mahogany Bay                                 328            90%                801                   0.80


MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 2000
(CONTINUED FROM PREVIOUS PAGE)

                                                                           June 30, 2000 Scheduled Rent Per
                                                                           ---------------------------------
                                          Number of    June 30, 2000
COMMUNITY                                   Homes        Occupancy            Unit              Square Foot
---------                                 ---------    --------------       --------            -----------
SOUTH FL (continued)
Mizner on the Green                          246            92%             $1,643                $ 1.30
San Michele                                  249            94%              1,429                  1.07
San Remo                                     180            96%              1,257                  0.69
Town Colony                                  172            90%                851                  0.99
Vinings at Boynton Beach I                   252            95%                910                  0.76
Vinings at Boynton Beach II                  296            94%                926                  0.77
Vinings at Hampton Village                   168            95%                822                  0.68
Vinings at Town Place                        312            95%                845                  1.01
Vinings at Wellington                        222            83%              1,033                  0.77
                                           -----           ----             ------                ------
                                           4,197            94%                928                  0.85
DALLAS, TX
Arborstone                                   536            97%                535                  0.75
Gables at Pearl Street                       108            95%              1,474                  1.35
Gables CityPlace                             232            94%              1,355                  1.29
Gables Green Oaks                            300            98%                833                  0.87
Gables Mirabella                             126            94%              1,360                  1.49
Gables Preston                               126            96%              1,067                  0.97
Gables San Raphael (JV)                      222            96%                945                  1.05
Gables Spring Park                           188            98%                971                  0.92
Gables Turtle Creek                          150            95%              1,219                  1.21
Gables Valley Ranch                          319            97%                965                  0.95
                                           -----           ----             ------                ------
                                           2,307            96%                953                  1.02
AUSTIN, TX
Gables at the Terrace                        308            98%              1,144                  1.21
Gables Bluffstone                            256            98%              1,158                  1.18
Gables Central Park                          273            99%              1,238                  1.31
Gables Great Hills                           276            99%                874                  1.05
Gables Park Mesa                             148            98%              1,165                  1.07
Gables Town Lake                             256            99%              1,249                  1.34
                                           -----           ----             ------                ------
                                           1,517            98%              1,134                  1.20
MEMPHIS, TN
Arbors of Harbortown   (JV)                  345            92%                857                  0.87
Gables Cordova                               464            94%                645                  0.69
Gables Stonebridge                           500            97%                681                  0.77
                                           -----           ----             ------                ------
                                           1,309            95%                715                  0.77
NASHVILLE, TN
Brentwood Gables                             254            96%                850                  0.75
Gables Hendersonville                        364            96%                654                  0.69
Gables Hickory Hollow  I                     272            96%                657                  0.72
Gables Hickory Hollow II                     276            95%                673                  0.72
                                           -----           ----             ------                ------
                                           1,166            96%                702                  0.72
SAN ANTONIO, TX
Gables Colonnade I                           312            91%                811                  0.89
Gables Wall Street                           232            92%                816                  0.86
                                           -----           ----             ------                ------
                                             544            91%                813                  0.88
ORLANDO, FL
Gables Celebration                           231            86%              1,242                  1.07
The Commons at Little Lake Bryan I           280           100%               ---- (A)              ---- (A)
                                           -----           ----             ------                ------
                                             511            94%              1,242                  1.07

   TOTALS                                 24,163            96%             $  877                $ 0.89
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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

A summary of our portfolio indebtedness and interest rate protection agreement as of June 30, 2000 follows:

PORTFOLIO INDEBTEDNESS SUMMARY


                                                              Percentage         Interest         Total        Years to
Type of Indebtedness                            Balance        of Total          Rate (1)        Rate (2)      Maturity
--------------------                          ---------       ----------         --------        --------      --------
Unsecured fixed-rate senior notes             $ 165,000         20.07%             6.71%           6.71%          2.98
Tax-exempt variable-rate loans                  150,070         18.25%             4.82%           5.81%          5.94
Unsecured variable-rate credit facilities       140,808         17.13%             7.32%           7.32%          1.17
Secured fixed-rate notes                        119,084         14.48%             7.79%           7.79%          7.97
Unsecured fixed-rate notes                      116,845         14.21%             8.31%           8.31%          4.12
Tax-exempt fixed-rate loans                      90,375         10.99%             5.89%           6.31%          7.14
Unsecured variable-rate term loan                40,000          4.87%             7.48%           7.48%          1.33
                                              ---------        -------            ------          ------         -----

Total portfolio debt (3), (4)                 $ 822,182        100.00%             6.80%           7.03%          4.47
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

(3)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.  The qualifying construction expenditures at June 30, 2000 for purposes of interest capitalization were $128,857.

(4)  Excludes (a) $16.4 million of tax-exempt bonds and $18.6 million of outstanding conventional indebtedness related to joint ventures in which we own a 25% interest and (b) $91.5 million of construction loan indebtedness related to a joint venture in which we own a 20% interest.


INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                                Notional                         Effective     Termination
Description of Agreement                         Amount          Rate              Date            Date
------------------------                        --------         ----            ---------     -----------

LIBOR, 30-day - "Rate Swap"                    $ 40,000          4.79 (1)         11/30/98       09/29/00

(1)  The 30-day LIBOR rate in effect at June 30, 2000 was 6.6844%.


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

                                                               Three Months                 Six Months
                                                               Ended June 30,             Ended June 30,
                                                             2000        1999           2000        1999
                                                           --------    --------       --------    --------
Net income available to common shareholders                $  8,882    $  8,861       $ 17,918    $ 16,076
Minority interest of common  unitholders in
   Operating Partnership                                      2,475       2,136          4,943       3,904
Gain on sale of real estate assets                                -           -              -        (666)
Real estate asset depreciation:
   Wholly-owned real estate assets                           10,947      11,721         21,792      23,530
   Joint venture real estate assets                             274          67            501         125
                                                           --------    --------       --------    --------
                Total depreciation                           11,221      11,788         22,293      23,655
                                                           --------    --------       --------    --------

FUNDS FROM OPERATIONS - BASIC                              $ 22,578    $ 22,785       $ 45,154    $ 42,969
                                                           --------    --------       --------    --------
Amortization of discount on long-term liability                   -         164 (a)          -         356 (a)
                                                           --------    --------       --------    --------
FUNDS FROM OPERATIONS - DILUTED                            $ 22,578    $ 22,949       $ 45,154    $ 43,325
                                                           --------    --------       --------    --------

Recurring, non-revenue enhancing capital expenditures:
      Carpet                                                  1,158       1,017          2,050       1,856
      Roofing                                                     4           6             32          26
      Exterior painting                                           -          18              -          18
      Appliances                                                118         103            239         212
      Other additions and improvements                        1,434       1,450          2,860       2,717
                                                           --------    --------       --------    --------
               Total capital expenditures                     2,714       2,594          5,181       4,829
                                                           --------    --------       --------    --------

ADJUSTED FUNDS FROM OPERATIONS - DILUTED                   $ 19,864    $ 20,355       $ 39,973    $ 38,496
                                                           ========    ========       ========    ========

AVERAGE SHARES AND UNITS OUTSTANDING - BASIC                 30,617      32,537         30,889      32,654
                                                           ========    ========       ========    ========

AVERAGE SHARES AND UNITS OUTSTANDING - DILUTED               30,679      33,007 (a)     30,930      33,176 (a)
                                                           ========    ========       ========    ========

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

                    None

          Item 3:   Defaults Upon Senior Securities

                    None

          Item 4:   Submission of Matters to a Vote of Security Holders

                    We held our annual meeting of shareholders on May 16, 2000. Our shareholders voted to elect Lauralee E. Martin, Mike E. Miles and John T. Rippel to serve as Class III Trustees, and James D. Motta to serve as a Class I Trustee. The three Class III Trustees were elected to serve until our 2003 annual meeting and until their successors are duly elected and qualified. The Class I Trustee was elected to serve until our 2001 annual meeting and until his successor is duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned trustees are listed below:

                                               Votes               Votes
                                              Cast For          Withheld From
                                              --------          -------------
                    Lauralee E. Martin       17,173,661             166,020
                    Mike E. Miles            17,171,802             167,879
                    John T. Rippel           16,290,540           1,049,141
                    James D. Motta           17,132,273             207,408

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K

                  (a)    Exhibits


                           27     * Financial Data Schedule
                         -------------------------
                         *          Filed herewith

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 10, 2000                  GABLES RESIDENTIAL TRUST


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