Form 10-Q
period 2000-09-30
GABLES RESIDENTIAL TRUST
filed 2000-11-13
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


        Common shares of beneficial interest, par value $0.01 per share,
                                23,275,152 shares
 The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2000

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


PART I  FINANCIAL INFORMATION                                            Page

        Item 1: Financial Statements

                Consolidated Balance Sheets as of
                September 30, 2000 and December 31, 1999                    3

                Consolidated Statements of Operations for the
                three and nine months ended September 30, 2000 and 1999     4

                Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2000 and 1999               5

                Notes to Consolidated Financial Statements                  6

        Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11

        Item 3: Quantitative and Qualitative Disclosures About
                Market Risk                                                28


Part II OTHER INFORMATION                                                  29

        Item 1:  Legal Proceedings

        Item 2:  Changes in Securities

        Item 3:  Defaults Upon Senior Securities

        Item 4:  Submission of Matters to a Vote of Security Holders

        Item 5:  Other Information

        Item 6:  Exhibits and Reports on Form 8-K


SIGNATURE                                                                  30

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                                      GABLES RESIDENTIAL TRUST
                                                     CONSOLIDATED BALANCE SHEETS
                                             (Amounts in Thousands, Except Per Share Data)


                                                                                September 30,          December 31,
                                                                                    2000                   1999
                                                                                -------------          ------------
                                                                                 (Unaudited)
ASSETS:
Real estate assets:
   Land                                                                          $   213,868           $   220,298
   Buildings                                                                       1,155,357             1,177,628
   Furniture, fixtures and equipment                                                  96,232                91,835
   Construction in progress                                                           97,669                37,984
   Investment in joint ventures                                                       24,856                23,471
   Land held for future development                                                   25,132                38,168
                                                                                 -----------           -----------
      Real estate assets before accumulated depreciation                           1,613,114             1,589,384
   Less:  accumulated depreciation                                                  (196,598)             (172,247)
                                                                                 -----------           -----------
     Net real estate assets                                                        1,416,516             1,417,137


Cash and cash equivalents                                                              5,197                 7,963
Restricted cash                                                                       30,486                 8,871
Deferred financing costs, net                                                          3,631                 4,007
Other assets, net                                                                     36,590                33,386
                                                                                 -----------           -----------
     Total assets                                                                $ 1,492,420           $ 1,471,364
                                                                                 ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                                    $   798,641           $   755,485
Accrued interest payable                                                               5,338                 5,949
Preferred dividends payable                                                              938                   770
Real estate taxes payable                                                             18,815                16,824
Accounts payable and accrued expenses - construction                                  10,292                 5,555
Accounts payable and accrued expenses - operating                                     15,471                11,240
Security deposits                                                                      4,372                 4,395
Other liability, net                                                                       -                10,693
                                                                                 -----------           -----------
     Total liabilities                                                               853,867               810,911


Minority interest of common unitholders in Operating Partnership                     104,414                98,994
Minority interest of Series B preferred unitholders in Operating Partnership          50,192                50,192
Series Z Preferred Shares at $25.00 liquidation preference,
  180 shares issued and outstanding                                                    4,500                 4,500

Commitments and contingencies

Shareholders' equity:
  Excess shares, $0.01 par value, 51,000 shares authorized                                 -                     -
  Preferred shares, $0.01 par value, 20,000 shares authorized,
    Series A Preferred Shares at $25.00 liquidation preference,
     4,600 shares issued and outstanding; Series Z Preferred
     Shares and Series B Preferred Units, exchangeable into
     Series B Preferred Shares, reported above                                      115,000               115,000
  Common shares, $0.01 par value, 100,000 shares authorized,
     27,069 and 26,801 shares issued at September 30, 2000 and
     December 31, 1999, respectively                                                     271                   268
  Additional paid-in capital                                                         454,030               443,094
  Treasury shares at cost, 3,798 and 2,131 common shares at
     September 30, 2000 and December 31, 1999, respectively                          (90,731)              (50,058)
  Deferred long-term compensation                                                     (1,448)               (1,537)
  Accumulated earnings                                                                 2,325                     -
                                                                                 -----------           -----------
     Total shareholders' equity                                                      479,447               506,767
                                                                                 -----------           -----------
     Total liabilities and shareholders' equity                                  $ 1,492,420           $ 1,471,364
                                                                                 ===========           ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

                                                      GABLES RESIDENTIAL TRUST
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited and Amounts in Thousands, Except Per Share Data)


                                                                                     Three Months                 Nine Months
                                                                                  Ended September 30,          Ended September 30,
                                                                                   2000        1999             2000        1999
                                                                                 --------    --------         --------    --------

REVENUES:
Rental revenues                                                                  $ 54,079    $ 56,155         $162,772    $166,923
Other property revenues                                                             3,142       3,295            9,402       9,354
                                                                                 --------    --------         --------    --------
     Total property revenues                                                       57,221      59,450          172,174     176,277
                                                                                 --------    --------         --------    --------

Property management revenues                                                        1,298       1,231            3,797       3,784
Development revenues, net                                                             688         760            2,215       1,989
Equity in income of joint ventures                                                    198         120              404         302
Interest income                                                                       290         158              756         497
Other                                                                                 562       1,141            2,070       1,892
                                                                                 --------    --------         --------    --------
     Total other revenues                                                           3,036       3,410            9,242       8,464
                                                                                 --------    --------         --------    --------
     Total revenues                                                                60,257      62,860          181,416     184,741
                                                                                 --------    --------         --------    --------
EXPENSES:
Property operating and maintenance
  (exclusive of items shown separately below)                                      19,256      20,288           56,594      59,919
Real estate asset depreciation and amortization                                    10,894      11,721           32,686      35,251
Property management - owned                                                         1,511       1,370            4,390       3,788
Property management - third party                                                   1,085         993            3,122       2,771
Interest expense and credit enhancement fees                                       11,214      11,245           33,767      33,381
Amortization of deferred financing costs                                              228         235              680         696
General and administrative                                                          1,814       1,474            5,703       4,794
Severance costs                                                                         -           -                -       2,000
Corporate asset depreciation and amortization                                         171         151              488         403
                                                                                 --------    --------         --------    --------
     Total expenses                                                                46,173      47,477          137,430     143,003
                                                                                 --------    --------         --------    --------

Gain on sale of real estate assets                                                 19,310       4,019           19,310       4,685
                                                                                 --------    --------         --------    --------

Income before minority interest                                                    33,394      19,402           63,296      46,423
Minority interest of common unitholders in Operating Partnership                   (6,674)     (3,057)         (11,617)     (6,961)
Minority interest of preferred unitholders in Operating Partnership                (1,078)     (1,078)          (3,234)     (3,234)
                                                                                 --------    --------         --------    --------
Net income                                                                         25,642      15,267           48,445      36,228

Dividends to preferred shareholders                                                (2,443)     (2,442)          (7,328)     (7,327)
                                                                                 --------    --------         --------    --------
Net income available to common shareholders                                      $ 23,199    $ 12,825         $ 41,117    $ 28,901
                                                                                 ========    ========         ========    ========

Weighted average number of common shares outstanding - basic                       23,197      26,063           23,872      26,199
Weighted average number of common shares outstanding - diluted                     29,995      32,341           30,615      32,575

PER COMMON SHARE INFORMATION:
Net income - basic                                                                 $ 1.00      $ 0.49           $ 1.72      $ 1.10
Net income - diluted                                                               $ 1.00      $ 0.49           $ 1.72      $ 1.10


  The accompanying notes are an integral part of these consolidated statements.


                                              GABLES RESIDENTIAL TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited and Amounts in Thousands, Except Per Share Data)


                                                                    Nine Months Ended September 30,
                                                                        2000               1999
                                                                   -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 48,445           $ 36,228
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                       33,854             36,350
   Equity in income of joint ventures                                    (404)              (302)
   Minority interest of unitholders in Operating Partnership           14,851             10,195
   Gain on sale of real estate assets                                 (19,310)            (4,685)
   Long-term compensation expense                                         890                678
   Amortization of discount on long-term liability                          -                520
   Operating distributions received from joint ventures                 1,129                303
   Change in operating assets and liabilities:
     Restricted cash                                                      359             (2,143)
     Other assets                                                        (481)            (3,953)
     Other liabilities, net                                             6,985              5,505
                                                                     --------           --------
     Net cash provided by operating activities                         86,318             78,696
                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets                    (75,044)           (57,162)
Net proceeds from sale of real estate assets                           79,950             81,505
Restricted cash held in escrow                                        (21,425)                 -
Investment in joint ventures                                           (2,110)            (4,696)
Proceeds from contribution of real estate assets to joint venture           -             60,347
                                                                     --------           --------
     Net cash (used in) provided by investing activities              (18,629)            79,994
                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options                             4,233                502
Share Builder Plan contributions                                            -              6,675
Treasury share purchases and Unit redemptions                         (42,670)           (26,504)
Payments of deferred financing costs                                     (460)              (415)
Notes payable proceeds                                                104,906             17,426
Notes payable repayments                                              (75,874)           (91,264)
Principal escrow deposits                                                (549)              (522)
Preferred dividends paid                                               (7,160)            (7,159)
Preferred distributions paid                                           (3,234)            (3,234)
Common dividends paid ($1.63 and $1.55 per share, respectively)       (38,792)           (40,409)
Common distributions paid ($1.63 and $1.55 per share, respectively)   (10,855)            (9,788)
                                                                     --------           --------
     Net cash used in financing activities                            (70,455)          (154,692)
                                                                     --------           --------

Net change in cash and cash equivalents                                (2,766)             3,998
Cash and cash equivalents, beginning of period                          7,963              7,054
                                                                     --------           --------
Cash and cash equivalents, end of period                             $  5,197           $ 11,052
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $ 39,851           $ 38,696
Interest capitalized                                                    6,876              5,983
                                                                     --------           --------
Cash paid for interest, net of amounts capitalized                   $ 32,975           $ 32,713
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

     We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At September 30, 2000, we were a 77.7% economic owner of the common equity of the Operating Partnership. Prior to March 31, 2000, our third party management businesses were conducted through two subsidiaries of the Operating Partnership, Central Apartment Management, Inc. and East Apartment Management, Inc. Effective March 31, 2000, Central Apartment Management, Inc. changed its name to Gables Residential Services, Inc., and East Apartment Management, Inc. was merged into Gables Residential Services.

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

     As of September 30, 2000, we owned 76 stabilized multifamily apartment communities comprising 22,540 apartment homes, of which 35 were developed and 41 were acquired, an indirect 25% general partner interest in two apartment communities developed by us comprising 663 apartment homes, and an indirect 20% interest in five apartment communities developed by us comprising 1,571 apartment homes. We also owned six multifamily apartment communities under development or in lease-up at September 30, 2000 that are expected to comprise 1,523 apartment homes upon completion and an indirect 20% interest in three apartment communities under development or in lease-up at September 30, 2000 that are expected to comprise 900 apartment homes upon completion. As of September 30, 2000, we owned parcels of land for the future development of eight apartment communities expected to comprise an estimated 1,663 apartment homes. There can be no assurance that we will develop these parcels of land. Additionally, we have contracts or options to acquire additional parcels of land. There can be no assurance that we will acquire these land parcels; however, it is our intent to develop an apartment community on each of these parcels of land, if purchased.

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

Common Equity Repurchase Program

     We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 2000, we had repurchased 3,798 common shares and 285 Units for a total of $97,437.

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

     The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 1999.


4.   RECENT PORTFOLIO CHANGES

     During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such property, we paid $5.7 million in cash and assumed a $14.1 million secured fixed rate note.

     During the third quarter of 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $80.0 million, $29.9 million of which was deposited into an escrow account to fund development and acquisition activities facilitated through a like-kind exchange transaction. The total gain from these sales was $20,245, of which $19,310 was recognized during the third quarter of 2000. The remaining gain of $935 was deferred and will be recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.


5.   GABLES RESIDENTIAL APARTMENT PORTFOLIO JOINT VENTURE

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of September 30, 2000, we had funded our total equity commitment of $23.8 million to the joint venture. At September 30, 2000, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments at September 30, 2000.


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


                                                                       Three Months             Nine Months
                                                                      Ended Sept. 30,         Ended Sept. 30,
                                                                      2000       1999         2000       1999
                                                                    -------    -------      -------    -------
Basic and diluted income available to
common shareholders (numerator):
Net income - basic                                                  $23,199    $12,825      $41,117    $28,901
Minority interest of common unitholders in Operating Partnership      6,674      3,057       11,617      6,961
                                                                    -------    -------      -------    -------
Net income - diluted                                                $29,873    $15,882      $52,734    $35,862
                                                                    =======    =======      =======    =======

Common shares (denominator):
Average shares outstanding - basic                                   23,197     26,063       23,872     26,199
Incremental shares from assumed conversions of:
   Stock options                                                        127         45           67         42
   Outstanding common Units                                           6,667      6,233        6,673      6,334
   Other                                                                  4          -            3          -
                                                                    -------    -------      -------    -------
Average shares outstanding - diluted                                 29,995     32,341       30,615     32,575
                                                                    =======    =======      =======    =======

     Options to purchase 216 shares were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.


8.   INTEREST RATE PROTECTION AGREEMENTS

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

9.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our senior management group.

     We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% of our total revenues for the three months ended September 30, 2000 and 1999, and 95% of our total revenues for the nine months ended September 30, 2000 and 1999.

     The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $37,965 and $39,162 for the three months ended September 30, 2000 and 1999, respectively, and $115,580 and $116,358 for the nine months ended September 30, 2000 and 1999, respectively. All other segment measurements are disclosed in our consolidated financial statements.

     We also provide management, brokerage, corporate apartment home and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting under current accounting literature.


10.  SEVERANCE COSTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" in this Form 10-Q and elsewhere in this report.

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

Common Equity Repurchase Program

     We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 2000, we had repurchased 3,798 common shares and 285 Units for a total of $97,437.

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


OTHER FINANCING ACTIVITY

Property Acquisition

     During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such property, we paid $5.7 million in cash and assumed a $14.1 million secured fixed rate note. The cash portion of the purchase price was funded by a portion of the sales proceeds received in connection with the property sales noted below.

Property Sales

     During the third quarter of 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $80.0 million, $29.9 million of which was deposited into an escrow account to fund development and acquisition activities facilitated through a like-kind exchange transaction. The remaining proceeds were used to pay down $50 million in unsecured senior notes which matured in October, 2000.

     During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, an apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to pay down outstanding borrowings under interim financing vehicles and purchase common shares and Units under our common equity repurchase program.

Gables Residential Apartment Portfolio Joint Venture

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of September 30, 2000, we had funded our total equity commitment of $23.8 million to the joint venture. At September 30, 2000, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 PERIOD") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD")

     Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or
(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the three months ended September 30, 2000 and 1999 is summarized as follows:


                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------------------
                                                                                                        $           %
                                                                                 2000       1999      CHANGE      CHANGE
                                                                             ---------- ---------- ---------- -----------
RENTAL AND OTHER PROPERTY REVENUES:

Same store communities (1)                                                     $52,365    $51,032    $ 1,333        2.6%
Communities stabilized during the 2000 Period, but not the 1999 Period (2)       3,485      3,352        133        4.0%
Development and lease-up communities (3)                                           253          -        253           -
Acquired communities (4)                                                           224          -        224           -
Sold communities (5)                                                               894      5,066     -4,172      -82.4%
                                                                             ---------- ---------- ---------- -----------
Total property revenues                                                        $57,221    $59,450    $-2,229       -3.7%
                                                                             ---------- ---------- ---------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSES
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):

Same store communities (1)                                                     $17,629    $17,187    $   442        2.6%
Communities stabilized during the 2000 Period, but not the 1999 Period (2)       1,139      1,041         98        9.4%
Development and lease-up communities (3)                                             -          -          -           -
Acquired communities (4)                                                            82          -         82           -
Sold communities (5)                                                               406      2,060     -1,654      -80.3%
                                                                             ---------- ---------- ---------- -----------
Total specified expenses                                                       $19,256    $20,288    $-1,032       -5.1%
                                                                             ---------- ---------- ---------- -----------

Revenues in excess of specified expenses                                       $37,965    $39,162    $-1,197       -3.1%
                                                                             ---------- ---------- ---------- -----------
Revenues in excess of specified expenses as a percentage of
total property revenues                                                           66.3%      65.9%      -            0.4%
                                                                             ---------- ---------- ---------- -----------

(1)  Communities which were owned and fully stabilized throughout both the 2000 Period and 1999 Period ("same store").
(2)  Communities which were stabilized during all of the 2000 Period, but not the 1999 Period.
(3)  Communities in the  development  and/or lease-up phase which were not fully  stabilized  during all or any of the 2000 Period.
(4)  Communities which were acquired  subsequent to July 1, 1999.
(5)  Communities which were sold subsequent to July 1, 1999.

     Total property revenues decreased $2,229, or 3.7%, from $59,450 to $57,221 due primarily to the sale of four apartment communities during the third quarter of 2000 and five apartment communities during the second half of 1999. This decrease is offset in part by an increase in rental rates on communities stabilized throughout both periods ("same store") and an increase in the number of apartment homes resulting from the development of additional communities as well as the acquisition of an apartment community in Austin. Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

Same store communities:

                                   Number of                Occupancy      Change                      Percent
                      Number of    Apartment    Percent     During the       in        Change in      Change in
   Market            Communities     Homes      of Total   2000 Period    Occupancy    Revenues        Revenues
   ------            -----------   ---------    --------   -----------    ---------    ---------      ---------
   Houston              18           6,046        28.8%        95.1%        -0.5%       $   -37          -0.3%
   Atlanta              18           5,378        25.7%        96.2%         1.2%           600           4.7%
   So.  Florida         14           3,948        18.8%        94.5%        -1.8%           193           2.0%
   Dallas                8           1,959         9.3%        95.4%         1.1%             6           0.1%
   Austin                6           1,517         7.2%        97.6%         2.1%           450           9.5%
   Nashville             4           1,166         5.6%        94.7%         1.3%            25           1.1%
   Memphis               2             964         4.6%        95.3%         0.7%            93           5.1%
                 -----------------------------------------------------------------------------------------------
                        70          20,978       100.0%        95.5%         0.2%        $1,330 (a)       2.6%
                 ===============================================================================================

(a)  The preceding  table  excludes The Commons at Little Lake Bryan I, a community  comprising  280  apartment  homes that is leased to a single user group  pursuant to a triple net master  lease.  Revenues  for The Commons at Little Lake Bryan I increased  $3, or 0.5%,  in the 2000 Period  compared to the 1999 Period and occupancy was 100% for both the 2000 Period and the 1999 Period.

Communities stabilized during the 2000 Period but not during the 1999 Period:

                                        Number of                       Occupancy          Change
                      Number of         Apartment       Percent         During the           in
   Market           Communities           Homes         of Total       2000 Period        Revenues
   ------           -----------         ---------       --------       -----------        --------
   Atlanta                1                386            34.4%            96.9%            $  34
   Houston                1                256            22.8%            94.8%                2
   So. Florida            1                249            22.2%            94.6%               69
   Orlando                1                231            20.6%            87.0%               28
                    ------------------------------------------------------------------------------
                          4              1,122           100.0%            93.4%             $133
                    ==============================================================================

Development and lease-up communities:

                                        Number of                       Occupancy          Change
                     Number of          Apartment       Percent         During the           in
   Market           Communities           Homes         of Total       2000 Period        Revenues
   ------           -----------         ----------      --------       -----------        --------
   Orlando  (b)           1                448            71.7%            35.1%            $246
   Dallas                 1                177            28.3%             0.8%               7
                    ------------------------------------------------------------------------------
                          2                625           100.0%            15.1%            $253
                    ==============================================================================

(b)  This community is leased to a single user group pursuant to a triple net master lease.

     Other revenues decreased $374, or 11.0%, from $3,410 to $3,036 due primarily to (1) a decrease in income from certain ancillary services, and (2) income earned during the 1999 period related to certain non-routine items. This decrease is offset in part by an increase in interest income.

     Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $1,032, or 5.1%, from $20,288 to $19,256 due primarily to the sale of four apartment communities during the third quarter of 2000 and five apartment communities during the second half of 1999. This decrease is offset by a $442, or 2.6%, increase in property operating and maintenance expense for same store communities. The same store increase represents increased payroll costs, maintenance and property taxes offset by reduced locator fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

     Real estate depreciation and amortization expense decreased $827, or 7.1%, from $11,721 to $10,894 due primarily to the sale of four apartment communities during the third quarter of 2000 and five apartment communities during the second half of 1999.

     Property management expense for owned communities and third party properties on a combined basis increased $233, or 9.9%, from $2,363 to $2,596 due primarily to (1) increased staffing and equipment support related to our strategic initiatives for enhanced management information systems and (2) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes managed.

     Interest expense and credit enhancement fees decreased $31, or 0.3%, from $11,245 to $11,214 due to the sale of apartment communities during the 2000 and 1999 periods, the proceeds of which were partially used to reduce outstanding indebtedness. This decrease has been offset in part by higher interest rates and an increase in operating debt associated with the development of additional communities as well as the acquisition of an apartment community in Austin.

     General and administrative expense increased $340, or 23.1%, from $1,474 to $1,814 due primarily to (1) an increase in long-term compensation expense, (2) internal acquisition costs related to the acquisition of an apartment community in Austin, (3) an accrual for state taxes that were imposed effective beginning in the year 2000, and (4) inflationary increases in expenses.

     Gain on sale of real estate assets of $19,310 in the 2000 Period relates to the sale of an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD").

     Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or
(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the nine months ended September 30, 2000 and 1999 is summarized as follows:

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------------------------
                                                                                                        $             %
                                                                               2000        1999       CHANGE        CHANGE
                                                                            -------------------------------------------------
RENTAL AND OTHER PROPERTY REVENUES:
Same store communities (1)                                                   $155,569    $150,817    $   4,752        3.2%
Communities stabilized during the 2000 Period, but not the 1999 Period (2)     10,264       9,238        1,026       11.1%
Development and lease-up communities (3)                                          299           -          299          -
Acquired communities (4)                                                          224           -          224          -
Sold communities (5)                                                            5,818      16,222      -10,404      -64.1%
                                                                            -------------------------------------------------
Total property revenues                                                      $172,174    $176,277    $  -4,103       -2.3%
                                                                            -------------------------------------------------

PROPERTY OPERATING AND MAINTENANCE EXPENSES
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                                   $ 51,075    $ 50,423    $     652        1.3%
Communities stabilized during the 2000 Period, but not the 1999 Period (2)      3,238       3,086          152        4.9%
Development and lease-up communities (3)                                            -           -            -          -
Acquired communities (4)                                                           82           -           82          -
Sold communities (5)                                                            2,199       6,410       -4,211      -65.7%
                                                                            -------------------------------------------------
Total specified expenses                                                     $ 56,594    $ 59,919    $  -3,325       -5.5%
                                                                            -------------------------------------------------

Revenues in excess of specified expenses                                     $115,580    $116,358    $    -778       -0.7%
                                                                            -------------------------------------------------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              67.1%       66.0%             -        1.1%
                                                                            --------------------------------------------------

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

     Total property revenues decreased $4,103, or 2.3%, from $176,277 to $172,174 due primarily to the sale of four apartment communities during the third quarter of 2000 and six apartment communities during 1999. This decrease is offset in part by an increase in rental rates on communities stabilized throughout both periods ("same store") and an increase in the number of apartment homes resulting from the development of additional communities as well as the acquisition of an apartment community in Austin. Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

Same store communities:

                                          Number of                 Occupancy        Change         Change        Percent
                          Number of       Apartment     Percent     During the         in             in         Change in
          Market         Communities        Homes      of Total    2000 Period      Occupancy      Revenues      Revenues
          ------         -----------      ---------    --------    -----------      ---------      --------      ---------

          Houston            18              6,046       28.8%         95.4%           2.1%       $    370          0.9%
          Atlanta            18              5,378       25.7%         95.0%          -0.1%          1,431          3.8%
          So. Florida        14              3,948       18.8%         95.0%          -1.2%            497          1.7%
          Dallas              8              1,959        9.3%         95.1%           2.0%            191          1.3%
          Austin              6              1,517        7.2%         96.7%           4.6%          1,663         12.3%
          Nashville           4              1,166        5.6%         94.7%           3.1%            259          3.9%
          Memphis             2                964        4.6%         95.8%           3.6%            334          6.2%
                         -------------------------------------------------------------------------------------------------
                             70             20,978      100.0%         95.6%           1.5%       $  4,745 (a)      3.2%
                         =================================================================================================

(a) The above table excludes The Commons at Little Lake Bryan I, a community comprising  280 apartment  homes that is leased to a single  user  group  pursuant  to a triple net  master  lease.  Revenues  for The  Commons  at Little  Lake Bryan I increased  $7, or 0.4%,  in the 2000 Period  compared to the 1999 Period and occupancy was 100% for both the 2000 Period and the 1999 Period.

Communities stabilized during the 2000 Period but not during the 1999 Period:

                                               Number of                      Occupancy          Change
                            Number of          Apartment       Percent        During the           in
          Market           Communities           Homes        of Total       2000 Period        Revenues
          ------           -----------         ---------      --------       -----------        --------

          Atlanta                1                 386           34.4%          95.9%            $  316
          Houston                1                 256           22.8%          94.6%               210
          So. Florida            1                 249           22.2%          93.7%                20
          Orlando                1                 231           20.6%          90.2%               480
                           -----------------------------------------------------------------------------
                                 4               1,122          100.0%          93.6%            $1,026
                           =============================================================================

Development and lease-up communities:

                                               Number of                      Occupancy         Change
                            Number of          Apartment       Percent        During the          in
          Market           Communities           Homes        of Total       2000 Period       Revenues
          ------           -----------         ---------      --------       -----------       --------

          Orlando  (b)           1                448            71.7%           8.8%             $290
          Dallas                 1                177            28.3%           0.3%                9
                           -----------------------------------------------------------------------------
                                 2                625           100.0%           4.4%             $299
                           =============================================================================

(b)  This community is leased to a single user group pursuant to a triple net master lease.

     Other revenues increased $778, or 9.2%, from $8,464 to $9,242 due primarily to (1) a gain on sale of cable equipment to a cable service provider, (2) an increase in interest income, and (3) an increase in development revenues, net. This increase is offset in part by income earned during the 1999 period related to certain non-routine items and a decrease in income from certain ancillary services.

     Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $3,325, or 5.5%, from $59,919 to $56,594 due primarily to the sale of four apartment communities during the third quarter of 2000 and six apartment communities during 1999. This decrease is offset by a $652, or 1.3%, increase in property operating and maintenance expense for same store communities. The same store increase represents increased payroll costs, maintenance and property taxes offset by reduced locator fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

     Real estate depreciation and amortization expense decreased $2,565, or 7.3%, from $35,251 to $32,686 due primarily to the sale of four apartment communities during the third quarter of 2000 and six apartment communities during 1999.

     Property management expense for owned communities and third party properties on a combined basis increased $953, or 14.5%, from $6,559 to $7,512 due primarily to (1) increased staffing and equipment support related to our strategic initiatives for enhanced management information systems and (2) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes managed.

     Interest expense and credit enhancement fees increased $386, or 1.2%, from $33,381 to $33,767 due primarily to higher interest rates and an increase in operating debt associated with the development of additional communities as well as the acquisition of an apartment community in Austin. These increases have been offset in part by the sale of apartment communities in the 2000 and 1999 periods, the proceeds of which were partially used to reduce outstanding indebtedness.

     General and administrative expense increased $909, or 19.0%, from $4,794 to $5,703 due primarily to (1) an increase in abandoned real estate pursuit costs,
(2) an increase in long-term compensation expense, (3) internal acquisition costs related to the acquisition of an apartment community in Austin, (4) an accrual for state taxes that were imposed effective beginning in the year 2000, and (5) inflationary increases in expenses

     Severance costs of $2,000 in the 1999 Period represent charges associated with organizational changes resulting from management succession directives.

     Gain on sale of real estate assets of $19,310 in the 2000 Period relates to the sale of an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta.

     Gain on sale of real estate assets of $4,685 in the 1999 Period relates to the sale of three apartment communities in Atlanta comprising 676 apartment homes and two apartment communities located in Memphis comprising 490 apartment homes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased from $78,696 for the nine months ended September 30, 1999 to $86,318 for the nine months ended September 30, 2000 due to (1) a change in restricted cash between periods of $2,502, (2) a change in other assets between periods of $3,472, (3) a change in other liabilities between periods of $1,480, and (4) an increase of $168 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, and long-term compensation expense and (b) after operating distributions received from joint ventures.

     We had $18,629 of net cash used in investing activities for the nine months ended September 30, 2000 compared to $79,994 of net cash provided by investing activities for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we received cash of $80.0 million in connection with the sale of four apartment communities. We deposited $29.9 million of the cash received in connection with the sale of these apartment communities into an escrow account to fund development and acquisition activities facilitated through a like-kind exchange transaction of which $21.4 million remains in escrow at September 30, 2000. During the nine months ended September 30, 2000, we expended $60.5 million related to development expenditures, including related land acquisitions, $2.1 million related to our investment in joint ventures, $8.0 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $6.5 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the nine months ended September 30, 1999, we received cash of (1) $60.3 million in connection with our contribution of interests in certain development communities to the Gables Residential Apartment Portfolio Joint Venture and (2) $81.5 million in connection with the sale of five apartment communities. During the nine months ended September 30, 1999, we expended $44.1 million related to development expenditures, including related land acquisitions, approximately $4.7 million related to our investment in joint ventures, approximately $7.5 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and approximately $5.6 million related to non-recurring, renovation/revenue enhancing capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

     We had $70,455 of net cash used in financing activities for the nine months ended September 30, 2000 compared to $154,692 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we had payments for dividends and distributions totaling $60.0 million and payments for treasury share purchases and Unit redemptions in connection with our common equity repurchase program totaling $42.7 million. These payments were offset by net borrowings of $29.0 million and proceeds from the exercise of share options of $4.2 million. During the nine months ended September 30, 1999, we had net repayments of borrowings of $73.8 million, net payments of dividends and distributions totaling $53.9 million, and payments for treasury share purchases and Unit redemptions totaling $26.5 million. The repayments of borrowings were funded by the net cash provided by investing activities.

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

     As of September 30, 2000, we had total indebtedness of $798,641, cash and cash equivalents of $5,197, and principal escrow deposits reflected in restricted cash of $3,374. Our indebtedness has an average of 4.7 years to maturity at September 30, 2000. The aggregate maturities of notes payable at September 30, 2000 are as follows:

              2000                         $  50,939
              2001                            58,738
              2002                            86,430
              2003                           169,668
              2004                            79,556
              2005 and thereafter            353,310
                                           ---------
                                           $ 798,641
                                           =========

     The maturities in 2000 include $50 million in unsecured senior notes which matured in October, 2000 and were paid with a portion of the sales proceeds received in connection with the sale of apartment communities during 2000. The maturities in 2001 include $55 million of debt which matures during the fourth quarter of 2001.

     Dividends through the third quarter of 2000 have been paid from cash provided by operating activities. We anticipate that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

     We expect to meet certain of our long-term liquidity requirements such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

$225 Million Credit Facility

     We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May, 2003 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee equal to 0.15% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of September 30, 2000, we had $100 million in borrowings outstanding under the facility and, therefore, had $125 million of remaining capacity on the $225 million commitment.

$25 Million Credit Facility

     We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. The facility currently has a maturity date of October, 2001 with unlimited one-year extension options. We had no borrowings outstanding under this facility at September 30, 2000.

$50 Million Borrowing Facility

     At December 31, 1999, we had a $25 million unsecured borrowing facility with a bank. In connection with the extension of the April, 2000 maturity date to April, 2001, the availability under the facility was increased to $50 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At September 30, 2000, we had no borrowings outstanding under this facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------

     Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: (1) we may abandon or fail to secure development opportunities, (2) construction costs of a community may exceed original estimates, (3) construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues, (4) occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control, (5) financing may not be available or may not be available on favorable terms, (6) our cash flow may be insufficient to meet required payments of principal and interest, and (7) existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness. In addition, the factors described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999 may cause such differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 6 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AT SEPTEMBER 30, 2000:


                                                                                           Actual or Estimated Quarter of
                       Number of    Total       Percent at September 30, 2000   --------------------------------------------------
                       Apartment   Budgeted     -----------------------------   Construction   Initial   Construction   Stabilized
Community                Homes       Cost       Complete   Leased    Occupied      Start      Occupancy      End        Occupancy
---------              ---------   --------     --------   ------    --------   ------------  ---------  ------------   ----------
                                  (millions)                                                                                (1)

WHOLLY-OWNED DEVELOPMENT/LEASE-UP COMMUNITIES:

ORLANDO, FL
Gables Chatham Square     448       $ 36           79%       100%       46%       2 Q 1999     2 Q 2000     3 Q 2001      3 Q 2001
Gables North Village      315         41           50%        --        --        4 Q 1999     4 Q 2000     4 Q 2001      1 Q 2002

ATLANTA, GA
Gables Montclair          183         24            4%        --        --        3 Q 2000     4 Q 2001     1 Q 2002      3 Q 2002
Gables Paces               80         21           14%        --        --        3 Q 2000     3 Q 2001     3 Q 2001      1 Q 2002

DALLAS, TX
Gables State Thomas II    177         36           72%         7%        3%       4 Q 1999     3 Q 2000     2 Q 2001      4 Q 2001

TAMPA, FL
Gables West
  Park Village(2)         320         35           --         --        --        4 Q 2000     4 Q 2001     3 Q 2002      4 Q 2002
                        -----      -----

WHOLLY-OWNED TOTALS     1,523      $ 193
                        -----      -----


CO-INVESTMENT DEVELOPMENT/LEASE-UP COMMUNITIES (3), (4):

BOCA RATON, FL
Gables Crestwood          290      $  25           63%         6%        3%       4 Q 1999     3 Q 2000     2 Q 2001      4 Q 2001
Gables Grande Isle        320         23          100%        60%       55%       2 Q 1999     1 Q 2000     3 Q 2000      1 Q 2001

DALLAS, TX
Gables Ravello            290         33           89%        36%       22%       2 Q 1999     2 Q 2000     1 Q 2001      3 Q 2001
                        -----      -----

CO-INVESTMENT TOTALS      900      $  81  (4)
                        -----      -----

DEVELOPMENT TOTALS      2,423      $ 274
                        =====      =====

(1)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2)  This development community includes 40,000 square feet of commercial space.
(3)  These communities were contributed into the Gables Residential Apartment Portfolio Joint Venture.
(4)  Construction loan proceeds are expected to fund 50% of the total budgeted costs.  The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT SEPTEMBER 30, 2000

                                                                        September 30, 2000 Scheduled Rent Per
                                      Number of    September 30, 2000   -------------------------------------
Community                               Homes          Occupancy            Unit                 Square Foot
-----------------------              -----------   ------------------   -------------           -------------
HOUSTON, TX
Austin Colony                             237             96%                $ 891                 $ 0.91
Baybrook Village                          776             96%                  598                   0.75
Gables Bradford Place                     372             97%                  718                   0.83
Gables Bradford Pointe                    360             98%                  625                   0.81
Gables Champions                          404             95%                  742                   0.82
Gables CityPlaza                          246             98%                  911                   1.03
Gables Cityscape                          252             99%                  870                   1.02
Gables CityWalk/Waterford Square          317             99%                  852                   1.06
Gables Edgewater                          292             98%                  796                   0.90
Gables Meyer Park                         345             96%                  869                   1.01
Gables New Territory                      256             96%                  865                   0.95
Gables of First Colony                    324             96%                  908                   0.91
Gables Piney Point                        246             93%                  916                   0.99
Gables Pin Oak Green                      582             97%                  914                   0.90
Gables Pin Oak Park                       477             94%                  958                   0.94
Gables Raveneaux  (JV)                    382             92%                  944                   0.90
Lions Head                                277             96%                  721                   0.85
Metropolitan Uptown (JV)                  318             88%                1,032                   1.13
Rivercrest I                              140             96%                  731                   0.87
Rivercrest II                             140             96%                  720                   0.85
Windmill Landing                          259             96%                  724                   0.84
                                     -----------    -----------------   -------------           -------------
                                        7,002             96%                  817                   0.91
ATLANTA, GA
Briarcliff Gables                         104             97%                1,167                   0.94
Buckhead Gables                           162             99%                  874                   1.16
Dunwoody Gables                           311             98%                  870                   0.93
Gables Cityscape                          192             96%                  932                   1.12
Gables Metropolitan  (JV)                 435             97%                1,231                   1.10
Gables Mill                               438             95%                  919                   0.99
Gables Northcliff                          82             98%                1,257                   0.81
Gables Sugarloaf                          386             97%                  957                   0.95
Gables Vinings                            315             97%                1,091                   1.02
Gables Walk                               310             98%                1,106                   0.93
Gables Wood Arbor                         140             96%                  776                   0.85
Gables Wood Crossing                      268             95%                  770                   0.80
Gables Wood Glen                          380             96%                  728                   0.73
Gables Wood Knoll                         312             95%                  768                   0.77
Lakes at Indian Creek                     603             94%                  675                   0.74
Rock Springs Estates                      295             96%                  956                   0.95
Roswell Gables I                          384             97%                  935                   0.86
Roswell Gables II                         284             99%                  954                   0.81
Spalding Gables                           252             98%                  937                   0.95
Wildwood Gables                           546             97%                  903                   0.80
                                     -----------    -----------------   -------------           -------------
                                        6,199             97%                  918                   0.89
SOUTH FL
Boca Place                                180             97%                  897                   0.92
Cotton Bay                                444             95%                  730                   0.74
Hampton Lakes                             300             95%                  782                   0.74
Hampton Place                             368             95%                  745                   0.78
Kings Colony                              480             99%                  794                   0.89
Mahogany Bay                              328             95%                  801                   0.80



MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

STABILIZED APARTMENT COMMUNITIES AT SEPTEMBER 30, 2000
(CONTINUED FROM PREVIOUS PAGE)

                                                                         September 30, 2000 Scheduled Rent Per
                                      Number of    September 30, 2000    -------------------------------------
Community                               Homes          Occupancy             Unit                 Square Foot
-----------------------              -----------   ------------------    -------------           -------------


SOUTH FL (cont'd.)
Mizner on the Green                       246             91%               $1,650                  $ 1.30
Gables Palma Vista   (JV)                 189             98%                1,524                    1.05
San Michele I                             249             95%                1,448                    1.08
San Michele II   (JV)                     343             97%                1,429                    1.03
San Remo                                  180             95%                1,283                    0.70
Town Colony                               172             96%                  878                    1.02
Vinings at Boynton Beach I                252             96%                  952                    0.79
Vinings at Boynton Beach II               296             97%                  936                    0.77
Vinings at Hampton Village                168             92%                  833                    0.69
Vinings at Town Place                     312             96%                  844                    1.01
Vinings at Wellington                     222             91%                1,033                    0.77
                                     -----------    -----------------     -------------           -------------
                                        4,729             95%                  997                    0.88

DALLAS, TX
Arborstone                                536             98%                  552                    0.77
Gables at Pearl Street                    108             97%                1,359                    1.25
Gables CityPlace                          232             95%                1,311                    1.25
Gables Green Oaks                         300             95%                  799                    0.84
Gables Mirabella                          126             95%                1,196                    1.31
Gables San Raphael   (JV)                 222             94%                  925                    1.02
Gables Spring Park                        188             98%                  907                    0.86
Gables Turtle Creek                       150             97%                1,119                    1.11
Gables Valley Ranch                       319             98%                  938                    0.92
                                     -----------    -----------------     -------------           -------------
                                        2,181             97%                  908                    0.98
AUSTIN, TX
Gables at the Terrace                     308             99%                1,194                    1.26
Gables Barton Creek                       160             96%                1,519                    1.31
Gables Bluffstone                         256             97%                1,182                    1.20
Gables Central Park                       273            100%                1,278                    1.36
Gables Great Hills                        276             99%                  890                    1.07
Gables Park Mesa                          148             99%                1,191                    1.09
Gables Town Lake                          256            100%                1,309                    1.40
                                     -----------    -----------------     -------------           -------------
                                        1,677             99%                1,204                    1.25
MEMPHIS, TN
Arbors of Harbortown   (JV)               345             99%                  857                    0.87
Gables Cordova                            464             94%                  666                    0.71
Gables Stonebridge                        500             95%                  683                    0.78
                                     -----------    -----------------     -------------           -------------
                                        1,309             96%                  723                    0.78
NASHVILLE, TN
Brentwood Gables                          254             99%                  850                    0.75
Gables Hendersonville                     364             98%                  654                    0.69
Gables Hickory Hollow  I                  272             95%                  651                    0.72
Gables Hickory Hollow II                  276             95%                  651                    0.69
                                     -----------    -----------------     -------------           -------------
                                        1,166             97%                  696                    0.71
ORLANDO, FL
Gables Celebration                        231             87%                1,243                    1.07
The Commons at Little Lake Bryan I        280            100%                 ----  (a)               ----  (a)
                                     -----------    -----------------     -------------           -------------
                                          511             94%                1,243                    1.07

   TOTALS                              24,774             96%               $  905                  $ 0.90
                                     ===========    =================     =============           =============

(a) This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
-------------------------------------------------------------------------------


PORTFOLIO INDEBTEDNESS SUMMARY AT SEPTEMBER 30, 2000:

                                                           Percentage      Interest        Total        Years to
Type of Indebtedness                          Balance       of Total       Rate (1)       Rate (2)      Maturity
--------------------                         ---------     ----------     ----------     ----------     --------
Unsecured fixed-rate senior notes            $ 165,000        20.66%         6.71%          6.71%         2.79
Tax-exempt variable-rate loans                 160,155        20.05%         5.61%          6.59%         5.72
Secured fixed-rate notes                       132,712        16.62%         7.75%          7.75%         7.84
Unsecured fixed-rate notes                     116,579        14.60%         8.31%          8.31%         3.88
Unsecured variable-rate credit facilities      100,000        12.52%         7.24%          7.24%         2.62
Tax-exempt fixed-rate loans                     80,290        10.05%         6.04%          6.38%         7.15
Unsecured variable-rate term loan               40,000         5.01%         7.42%          7.42%         1.14
Secured variable-rate loan                       3,905         0.49%         7.77%          7.77%         2.78
                                             ---------     ----------     ----------     ----------     --------
Total portfolio debt (3), (4)                $ 798,641       100.00%         6.94%          7.17%         4.71
                                             =========     ==========     ==========     ==========     ========

(1)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2)  Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.
     The qualifying construction expenditures at September 30, 2000 for purposes of interest capitalization were $126,265.

(4)  Excludes (a) $16.4 million of tax-exempt bonds and $18.6 million of outstanding conventional indebtedness related to joint ventures in which we own a 25% interest and (b) $101.9 million of construction loan indebtedness related to a joint venture in which we own a 20% interest.


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

                                                                                  Three Months                 Nine Months
                                                                                 Ended Sept. 30,             Ended Sept. 30,
                                                                               2000        1999            2000        1999
                                                                             -------     -------         -------     -------
Net income available to common shareholders                                  $23,199     $12,825         $41,117     $28,901
Minority interest of common  unitholders in Operating Partnership              6,674       3,057          11,617       6,961
Gain on sale of previously depreciated operating real estate assets          (18,600)     (4,019)        (18,600)     (4,685)
Real estate asset depreciation:
       Wholly-owned real estate assets                                        10,894      11,721          32,686      35,251
       Joint venture real estate assets                                          313         113             814         238
                                                                             -------     -------         -------     -------
                Total depreciation                                            11,207      11,834          33,500      35,489
                                                                             -------     -------         -------     -------
FUNDS FROM OPERATIONS - BASIC                                                 22,480      23,697          67,634      66,666
                                                                             -------     -------         -------     -------
Amortization of discount on long-term liability                                    -         165  (a)          -         521   (a)
                                                                             -------     -------         -------     -------
FUNDS FROM OPERATIONS - DILUTED                                               22,480      23,862          67,634      67,187
                                                                             -------     -------         -------     -------
Recurring, non-revenue enhancing capital expenditures:
      Carpet                                                                   1,355       1,361           3,405       3,217
      Roofing                                                                      6          24              38          55
      Exterior painting                                                            -          44               -          63
      Appliances                                                                 163         134             402         346
      Other additions and improvements                                         1,251       1,106           4,111       3,817
                                                                             -------     -------         -------     -------
               Total capital expenditures                                      2,775       2,669           7,956       7,498
                                                                             -------     -------         -------     -------
ADJUSTED FUNDS FROM OPERATIONS - DILUTED                                     $19,705     $21,193         $59,678     $59,689
                                                                             =======     =======         =======     =======
AVERAGE SHARES AND UNITS OUTSTANDING - BASIC                                  29,864      32,296          30,545      32,533
                                                                             =======     =======         =======     =======
AVERAGE SHARES AND UNITS OUTSTANDING - DILUTED                                29,995      32,786  (a)     30,615      33,045   (a)
                                                                             =======     =======         =======     =======

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

                    None

           Item 5:  Other Information

                    None

           Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               10.1*Second Amended and Restated  $225,000,000  Revolving  Credit
                    Facility dated as of August 14, 2000, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, LLC (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia Bank, N.A. (as Agent).

               27*  Financial Data Schedule
               -----------------
               *  Filed herewith


               (b)  Reports on Form 8-K

                    None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          GABLES RESIDENTIAL TRUST


Date:    November 10, 2000                /s/ Marvin R. Banks, Jr.
                                          ------------------------
                                          Marvin R. Banks, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer of the Registrant
                                          and Principal Financial Officer)






Date:    November 10, 2000                /s/ Dawn H. Severt
                                          ------------------
                                          Dawn H. Severt
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)