Form 10-Q
period 2001-06-30
GABLES RESIDENTIAL TRUST
filed 2001-08-13
CIK 913782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Common shares of beneficial interest, par value $0.01 per share, 24,097,539 shares
The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

(1)	(X) YES	( ) NO
(2)	(X) YES	( ) NO

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
June 30, 2001 (Unaudited)	December 31, 2000

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Land held for future development
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ 223,843 1,172,818 103,979 114,724 24,658 21,476 1,661,498 -215,988 1,445,510 5,218 19,500 4,908 40,484 $1,515,620	$ 209,470 1,106,900 93,578 122,947 24,626 30,323 1,587,844 -195,706 1,392,138 4,252 17,902 3,981 34,747 $1,453,020

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable
Accrued interest payable
Preferred dividends payable
Real estate taxes payable
Accounts payable and accrued expenses - construction
Accounts payable and accrued expenses - operating
Security deposits
   Total liabilities

Minority interest of common unitholders in Operating Partnership
Minority interest of Series B preferred unitholders in Operating Partnership
Series Z Preferred Shares at $25.00 liquidation preference,
   180 shares issued and outstanding

Commitments and contingencies

Shareholders' equity:
   Excess shares, $0.01 par value, 51,000 shares authorized
   Preferred shares, $0.01 par value, 20,000 shares authorized,
       Series A Preferred Shares at $25.00 liquidation preference,
       4,600 shares issued and outstanding; Series Z Preferred
       Shares and Series B Preferred Units, exchangeable into
       Series B Preferred Shares, reported above
   Common shares, $0.01 par value, 100,000 shares authorized,
       27,985 and 27,106 shares issued at June 30, 2001 and December
       31, 2000 respectively
   Additional paid-in capital
   Treasury shares at cost, 3,929 and 3,980 common shares at
      June 30, 2001 and December 31, 2000, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity
     Total liabilities and shareholders' equity

$ 818,328 8,634 1,107 14,035 7,209 17,528 4,874 871,715 95,881 50,192 4,500 - 115,000 280 471,416 -94,144 -1,858 2,638 493,332 $1,515,620	$ 765,927 5,140 995 15,650 10,082 11,825 4,312 813,931 104,993 50,192 4,500 - 115,000 271 455,202 -95,283 -1,456 5,670 479,404 $1,453,020
The accompanying notes are an integral part of these consolidated balance sheets.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues:
Rental revenues
Other property revenues
     Total property revenues
Property management revenues
Development revenues, net
Equity in income (loss) of joint ventures
Interest income
Other
     Total other revenues
     Total revenues

	$55,318 3,384 58,702 1,478 404 -1 227 768 2,876 61,578	$54,295 3,317 57,612 1,282 831 125 267 516 3,021 60,633	$108,552 6,298 114,850 2,926 411 97 454 995 4,883 119,733	$108,693 6,260 114,953 2,499 1,527 206 466 1,508 6,206 121,159

Expenses:
Property operating and maintenance
     (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Unusual items
Corporate asset depreciation and amortization
     Total expenses

	19,008 11,621 1,407 1,197 11,781 263 1,674 - 192 47,143	18,767 10,947 1,419 1,017 11,518 201 1,720 - 167 45,756	37,079 22,495 2,813 2,353 22,530 524 3,557 400 340 92,091	37,338 21,792 2,879 2,037 22,553 452 3,889 - 317 91,257
Gain on sale of real estate assets	7,966	-	9,604	-
Income before minority interest Minority interest of common unitholders in Operating Partnership Minority interest of preferred unitholders in Operating Partnership	22,401 -3,875 -1,078	14,877 -2,475 -1,078	37,246 -6,402 -2,156	29,902 -4,943 -2,156
Net income	17,448	11,324	28,688	22,803
Dividends to preferred shareholders	-2,442	-2,442	-4,885	-4,885
Net income available to common shareholders	$15,006	$ 8,882	$23,803	$17,918
Weighted average number of common shares outstanding - basic Weighted average number of common shares outstanding - diluted	23,842 30,212	23,947 30,679	23,521 30,113	24,213 30,930
Per Common Share Information: Net income - basic Net income - diluted	$0.63 $0.62	$0.37 $0.37	$1.01 $1.00	$0.74 $0.74
The accompanying notes are an integral part of these consolidated statements. GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization
     Equity in income of joint ventures
     Minority interest of unitholders in Operating Partnership
     Gain on sale of real estate assets
     Long-term compensation expense
     Non-cash unusual items
     Operating distributions received from joint ventures
     Change in operating assets and liabilities:
       Restricted cash
       Other assets
       Other liabilities, net
          Net cash provided by operating activities

	$28,688 23,359 -97 8,558 -9,604 627 400 972 48 -4,234 3,839 52,556	$22,803 22,561 -206 7,099 - 580 - 601 929 -422 -482 53,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets
Restricted cash held in escrow, net
Net proceeds from sale of real estate assets
Investment in joint ventures
Proceeds from contribution of real estate assets to joint venture
Other
       Net cash used in investing activities

	-119,521 -1,282 39,384 -2,304 18,361 -3,103 -68,465	-40,639 - - -1,906 - - -42,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options
Treasury share purchases and Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Principal escrow deposits
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($1.135 and $1.060 per share, respectively)
Common distributions paid ($1.135 and $1.060 per share, respectively)
       Net cash provided by (used in) financing activities

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period

	7,636 - -1,798 230,000 -177,599 -364 -4,773 -2,156 -26,835 -7,236 16,875 966 4,252 $ 5,218	1,283 -28,549 -26 71,940 -5,243 -367 -4,773 -2,156 -25,586 -7,071 -548 10,370 7,963 $18,333
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$22,355 4,247 $18,108	$25,769 4,107 $21,662
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

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At June 30, 2001, we were a 79.8% economic owner of the common equity of the Operating Partnership. Our third party management businesses are conducted through a subsidiary, Gables Residential Services, Inc.

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

As of June 30, 2001, we owned 75 stabilized multifamily apartment communities comprising 21,997 apartment homes, an indirect 25% interest in two stabilized apartment communities comprising 663 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 1,039 apartment homes, and an indirect 9% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned five multifamily apartment communities under development or in lease-up at June 30, 2001 that are expected to comprise 1,051 apartment homes upon completion and an indirect 20% interest in six apartment communities under development or in lease-up at June 30, 2001 that are expected to comprise 1,680 apartment homes upon completion. In addition, as of June 30, 2001, we owned parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 654 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by  unitholders.  As of June 30, 2001, we had repurchased 3,980 common shares and 287 Units for a total of $102,048.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC") providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, the only issuance under this shelf registration statement has been the issuance of $150 million of senior unsecured notes in February 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2000.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions (exclusive of joint venture transactions)

In the second quarter of 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes.  The net proceeds from this sale totaled $34.0 million resulting in a gain of $7.4 million.  Sales proceeds totaling $9.2 million were deposited into an escrow account to fund acquisition activities.  The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles.  In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million.  During the three and six months ended June 30, 2001, we recognized $0.3 million and $0.5 million, respectively, of deferred gain associated with a parcel of land we sold in 2000.

During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and was used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million that was deferred at December 31, 2000 is being recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

Gables Residential Apartment Portfolio Two Joint Venture (the "GRAP Two JV")

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.8 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property.  As of June 30, 2001, we had funded $6.1 million of our budgeted $7.1 million equity commitment to the joint venture.  We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of June 30, 2001, we had recognized $0.8 million of this gain.

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

Gables Residential Apartment Portfolio Joint Venture (the "GRAP JV")

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of June 30, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At June 30, 2001, construction was complete with respect to seven of the eight communities and five of the seven completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

In April 2001, development and lease-up activities at one of the communities comprising 290 apartment homes was suspended due to water infiltration issues, and all residents were subsequently relocated.  Consultants have been engaged to determine the cause of the water infiltration issues and recommend remedial actions.  This process is in the evaluation phase, and no specific timeline can currently be determined for its completion.  The potential cost impact for repairs, and any related charges, cannot be assessed until more information is available.  It is anticipated that remedial recommendations will be received within the next 90 days.

Community Acquisitions

On August 1, 2001, we acquired the 75% interest of our venture partner in an apartment community located in Houston comprising 318 apartment homes for approximately $27 million.

On March 30, 2001, we acquired the 80% membership interests of our venture partner in two communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

Other Acquisition

In May 2001, we acquired a property management company based in Washington, D.C. that manages approximately 3,600 units in 24 multifamily apartment communities located in the Washington, D.C. and surrounding area (the "D.C. Management Co.").  The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place at December 31, 2000 or during the six months ended June 30, 2001.

In June 2001, SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002) were issued.  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

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
	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted income available to common shareholders (numerator): Net income - basic Minority interest of common unitholders in Operating Partnership Net income - diluted	2001 $15,006 3,875 $18,881	2000 $ 8,882 2,475 $11,357	2001 $23,803 6,402 $30,205	2000 $17,918 4,943 $22,861
Common shares (denominator): Average shares outstanding - basic Incremental shares from assumed conversions of: Stock options Outstanding common Units Other Average shares outstanding - diluted	23,842 155 6,209 6 30,212	23,947 59 6,670 3 30,679	23,521 151 6,435 6 30,113	24,213 38 6,676 3 30,930

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

We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% of our total revenues for the three months ended June 30, 2001 and 2000 and 96% and 95% of our total revenues for the six months ended June 30, 2001 and 2000,  respectively.

The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted  NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $39,694 and $38,845 for the three months ended June 30, 2001 and 2000, respectively, and $77,771 and $77,615 for the six months ended June 30, 2001 and 2000, respectively. All other segment measurements are disclosed in our consolidated financial statements.

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

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. We expect portfolio-wide rental expenses to increase at a rate ahead of inflation and believe that it will approximate the increase in property revenues for the balance of the year. Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from our board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition, and leasing activities. If market conditions warrant, we would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of June 30, 2001, we had repurchased 3,980 common shares and 287 Units for a total of $102,048.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, the only issuance under this shelf registration statement has been the issuance of  $150 million of senior unsecured notes in February 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio and Other Financing Activity

Community and Land Dispositions (exclusive of joint venture transactions)

In the second quarter of 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes.  The net proceeds from this sale totaled $34.0 million resulting in a gain of $7.4 million.  Sales proceeds totaling $9.2 million were deposited into an escrow account to fund acquisition activities.  The balance of the net proceeds was used to paydown borrowings under interim financing vehicles.   In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million.  During the three and six months ended June 30, 2001, we recognized $0.3 million and $0.5 million, respectively, of deferred gain associated with a parcel of land we sold in 2000.

During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and was used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million that was deferred at December 31, 2000 is being recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

Gables Residential Apartment Portfolio Two Joint Venture (the "GRAP Two JV")

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.8 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property.  As of June 30, 2001, we had funded $6.1 million of our budgeted $7.1 million equity commitment to the joint venture.   We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of June 30, 2001, we had recognized $0.8 million of this gain.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Gables Residential Apartment Portfolio Joint Venture (the "GRAP JV")

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of June 30, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At June 30, 2001, construction was complete with respect to seven of the eight communities and five of the seven completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

In April 2001, development and lease-up activities at one of the communities comprising 290 apartment homes was suspended due to water infiltration issues, and all residents were subsequently relocated.  Consultants have been engaged to determine the cause of the water infiltration issues and recommend remedial actions.  This process is in the evaluation phase, and no specific timeline can currently be determined for its completion.  The potential cost impact for repairs, and any related charges, cannot be assessed until more information is available.  It is anticipated that remedial recommendations will be received within the next 90 days.

Community Acquisitions

On August 1, 2001, we acquired the 75% interest of our venture partner in an apartment community located in Houston comprising 318 apartment homes for approximately $27 million.

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

Other Acquisition

In May 2001, we acquired a property management company based in Washington, D.C. that manages approximately 3,600 units in 24 multifamily apartment communities located in the Washington, D.C. and surrounding area (the "D.C. Management Co.").  The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Results of Operations

Comparison of operating results for the three months ended June 30, 2001 (the "2001 Period") to the three months ended June 30, 2000 (the "2000 Period").

Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended June 30, 2001 and 2000 is summarized as  follows:
	Three Months Ended June 30,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (1)
Communities stabilized during the 2001 Period, but not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
Total property revenues	$53,470 1,067 852 2,892 421 $58,702	$51,804 44 - - 5,764 $57,612	$1,666 1,023 852 2,892 -5,343 $1,090	3.2% 2,325.0% -% -% -92.7% 1.9%

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (1)
Communities stabilized during the 2001 Period, but not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
   Total specified expenses

	$17,724 - 326 852 106 $19,008	$16,912 - - - 1,855 $18,767	$ 812 - 326 852 -1,749 $ 241	4.8% -% -% -% -94.3% 1.3%
Revenues in excess of specified expenses	$39,694	$38,845	$ 849	2.2%
Revenues in excess of specified expenses as a percentage of total property revenues	67.6%	67.4%	-	0.2%
(1) Communities which were owned and fully stabilized throughout both the 2001 Period and 2000 Period ("same store").
(2) Communities which were stabilized during all of the 2001 Period, but not the 2000 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(4) Communities which were acquired subsequent to April 1, 2000.
(5) Communities which were sold subsequent to April 1, 2000.

Total property revenues increased $1,090, or 1.9%, from $57,612 to $58,702 due primarily to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store").  This increase is offset by the sale of one apartment community during the 2001 Period and the sale of seven apartment communities in the second half of 2000.  Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

 Same store communities:
Market	Number of Communities	Number of Apartment Homes	% of 2001 Period NOI	Occupancy During the 2001 Period	Change in Occupancy	$ Change in Revenues	% Change in Revenues
Atlanta Houston So. Florida Dallas Austin Other	18 19 15 8 6 4 70	5,363 6,298 4,197 1,959 1,517 1,243 20,577	26.9% 26.2% 22.0% 10.3% 9.9% 4.7% 100.0%	93.3% 93.4% 94.5% 97.1% 92.9% 93.3% 94.0%	-1.6% -1.2% 0.2% 1.7% -3.8% 0.7% -0.9%	$ 313 284 533 315 96 -17 $1,524	(a)	2.4% 2.0% 4.9% 6.1% 1.9% -0.6% 3.0%

(a) This table excludes Commons at Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for Commons at Lake Bryan I increased $142, or 24.1%, in the 2001 Period compared to the 2000 Period and occupancy was 100% for both periods.  This increase in revenues is the result of an amendment to the master lease agreement which extended the term of the lease by five years to December 2007.

Communities stabilized during the 2001 Period, but not during the 2000 Period:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando (a)	1	448	100.0%	100.0%	$1,023
(a) This community is leased to a single user group pursuant to a triple net master lease.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando Dallas	1 1 2	315 177 492	64.0% 36.0% 100.0%	22.8% 60.7% 40.9%	$284 568 $852

Property management revenues increased $196, or 15.3%, from $1,282 to $1,478 due primarily to the May 2001 acquisition of the D.C. Management Co. in addition to increased joint venture activity for which we serve as the property manager.

Development revenues, net decreased $427, or 51.4%, from $831 to $404 due primarily to a portion of our third-party projects nearing completion, coupled with fewer new project starts in the 2001 Period.

Equity in income (loss) of joint ventures decreased $126, or 100.8%, from $125 to $-1 due primarily to the March 2001 acquisition of the membership interests of our venture partner in two of the stabilized communities in the GRAP JV.  This decrease is also impacted by the suspension of lease-up activities and the relocation of residents at one of the communities in the GRAP JV due to water infiltration issues and is offset in part by three joint venture communities reaching stabilization in the second half of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2001 Period and 2000 Period is as follows:
	Stabilized (1)	Development & Lease-up (2)	Total 2001	Total 2000
Gables' share of joint venture results:

Rental and other revenue
Property operating and maintenance expense
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred financing costs
Other
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$1,260 -472 $ 788 -366 -12 2 -300 $ 112 8 2,820 94%	$ 291 -138 $ 153 -118 -6 - -142 $-113 3 900 53%	$1,551 -610 $ 941 -484 -18 2 -442 $ -1 11 3,720 84%	$1,336 -515 $ 821 -418 -16 12 -274 $ 125 9 2,844 68%

(1) Communities which were owned and fully stabilized throughout the 2001 Period.
(2) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.

Other revenues increased $252, or 48.8%, from $516 to $768 due to income earned during the 2001 Period related to certain non-routine items.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $241, or 1.3%, from $18,767 to $19,008 due primarily to the increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, insurance and maintenance costs at our same store communities.  This increase is offset in part by the sale of one apartment community during the 2001 Period and the sale of seven apartment communities in the second half of 2000.

Real estate depreciation and amortization expense increased $674, or 6.2%, from $10,947 to $11,621 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the sale of one apartment community during the 2001 Period and the sale of seven apartment communities in the second half of 2000.

Property management expense for owned communities and third party properties on a combined basis increased $168, or 6.9%, from $2,436 to $2,604 due primarily to the May 2001 acquisition of the D.C. Management Co.  We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

Interest expense and credit enhancement fees increased  $263, or 2.3%, from $11,518 to $11,781 due primarily to an increase in operating debt associated with the development and acquisition of additional communities.  This increase is offset in part by lower interest rates and the sale of  one apartment community in the 2001 Period and seven apartment communities in 2000, the proceeds of which were partially used to reduce outstanding indebtedness.

Amortization of deferred financing costs increased $62, or 30.8%, from $201 to $263 due primarily to increased financing costs associated with the issuance of $150 million of senior unsecured notes in February 2001.

General and administrative expense decreased $46, or 2.7%, from $1,720 to $1,674 due primarily to a decrease in abandoned real estate pursuit costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Gain on sale of real estate assets of $7,966 in the 2001 period is comprised of (1) $7,386 related to the sale of an apartment community in Atlanta comprising 386 apartment homes, (2) recognition of $289 of deferred gain associated with the contribution of land into the GRAP Two JV in March  2001 and (3) recognition of $291 of deferred gain associated with a land sale in 2000.

Comparison of operating results for the six months ended June 30, 2001 (the "2001 Period") to the six months ended June 30, 2000 (the "2000 Period").

Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the six months ended June 30, 2001 and 2000 is summarized as follows:

	Six Months Ended June 30,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (1)
Communities stabilized during the 2001 Period, but
not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
Total property revenues	$106,714 - 3,074 3,635 1,427 $114,850	$103,436 - 44 - 11,473 $114,953	$3,278 - 3,030 3,635 -10,046 $ -103	3.2% -% 6,886.4% -% -87.6% -0.1%

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (1)
Communities stabilized during the 2001 Period, but
not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
   Total specified expenses

	$35,075 - 504 1,113 387 $37,079	$33,587 - - - 3,751 $37,338	$1,488 - 504 1,113 -3,364 $ -259	4.4% -% -% -% -89.7% -0.7%
Revenues in excess of specified expenses	$77,771	$77,615	$ 156	0.2%
Revenues in excess of specified expenses as a percentage of total property revenues	67.7%	67.5%	-	0.2%
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

Total property revenues decreased  $103, or 0.1%, from $114,953 to $114,850 due primarily to the sale of one apartment community during the second quarter of 2001 and  seven apartment communities in the second half of 2000.  This decrease is offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store"). Following is additional data regarding the increases in total property revenues for two of the five community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

 Same store communities:
Market	Number of Communities	Number of Apartment Homes	% of 2001 Period NOI	Occupancy During the 2001 Period	Change in Occupancy	$ Change in Revenues	% Change in Revenues
Atlanta Houston So. Florida Austin Dallas Other	18 19 15 6 8 4 70	5,363 6,298 4,197 1,517 1,959 1,243 20,577	26.9% 26.3% 22.1% 10.1% 9.9% 4.7% 100.0%	93.8% 94.3% 95.0% 94.2% 96.5% 93.4% 94.5%	-0.6% -1.2% 0.0% -2.4% 1.6% -0.8% -0.6%	$ 857 311 1,055 563 456 - 103 $3,139	(a)	3.3% 1.1% 4.8% 4.6% 5.5% -1.9% 3.1%
(a) This table excludes Commons at Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for Commons at Lake Bryan I increased $139, or 11.8%, in the 2001 Period compared to the 2000 Period and occupancy was 100% for both periods. This increase in revenues is the result of an amendment to the master lease agreement which extended the term of the lease by five years to December 2007.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando (a) Dallas	2 1 3	763 177 940	81.2% 18.8% 100.0%	50.6% 42.7% 48.0%	$2,193 837 $3,030
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

Property management revenues increased $427, or 17.1%, from $2,499 to $2,926 due primarily to the May 2001 acquisition of the D.C. Management Co.  in addition to increased joint venture activity for which we serve as the property manager.

Development revenues, net decreased $1,116, or 73.1%, from $1,527 to $411 due primarily to a portion of our third party projects nearing completion, coupled with fewer new project starts in the 2001 Period.  In addition, a  $425 construction reserve was recorded in the first quarter of 2001 associated with planned remedial activities for water infiltration issues at a community owned by the GRAP JV for which we serve as the developer and general contractor.

Equity in income of joint ventures decreased $109, or 52.9%, from $206 to $97 due primarily to the March 2001 acquisition of the membership  interests of our venture partner in  two of the stabilized communities in the GRAP JV.  This decrease is also impacted by the suspension of lease-up activities and the relocation of residents at one of the communities in the GRAP JV due to water infiltration issues and is offset in part by three joint venture communities reaching stabilization in the second half of 2000.

Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2001 Period and 2000 Period is as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Stabilized (1)	Development & Lease-up (2)	Sales (3)	Total 2001	Total 2000
Gables' share of joint venture results:

Rental and other revenue
Property operating and maintenance expense
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred financing costs
Other
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$2,511 -953 $1,558 -737 -25 12 -585 $ 223 8 2,820 94%	$ 596 -293 $ 303 -218 -10 1 -267 $-191 3 900 53%	$435 -142 $293 -109 -7 2 -114 $ 65 2 532 91%	$3,542 -1,388 $2,154 -1,064 -42 15 -966 $ 97 13 4,252 85%	$2,413 -966 $1,447 -733 -30 23 -501 $ 206 9 2,844 62%

(1) Communities which were owned and fully stabilized throughout the 2001 Period.
(2) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(3) Communities which were sold subsequent to January 1,  2001.

Other revenues decreased $513, or 34.0%, from $1,508 to $995 due primarily to a gain on sale of cable equipment to a cable service provider in the 2000 Period which is offset in part due to income earned during the 2001 Period related to certain non-routine items.

Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $259, or 0.7%, from $37,338 to $37,079 due primarily to the sale of one apartment community during the second quarter of 2001 and the sale of seven apartment communities in the second half of 2000.  This decrease is offset in part by the increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, insurance, utilities, and maintenance costs at our same store communities.

Real estate depreciation and amortization expense increased $703, or 3.2%, from $21,792 to $22,495 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the sale of one apartment community during the second quarter of 2001 and the sale of seven apartment communities in the second half of 2000.

Property management expense for owned communities and third party properties on a combined basis increased $250, or 5.1%, from $4,916 to $5,166 due primarily to the May 2001 acquisition of the D.C. Management Co.  We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

Interest expense and credit enhancement fees decreased $23, or 0.1%, from $22,553 to $22,530 due primarily to a decrease in interest rates and  a decrease in outstanding indebtedness associated with the sale of one apartment community in the second quarter of 2001 and seven apartment communities in the second half of 2000.  This decrease is offset in part due to an increase in operating debt associated with the development and acquisition of additional communities.

General and administrative expense decreased $332, or 8.5%, from $3,889 to $3,557 due primarily to a decrease in abandoned real estate pursuit costs.

Unusual items of $400 in the 2001 Period represent a reserve associated with our equity investment in Broadband Residential, Inc., a high speed internet access provider.

Gain on sale of real estate assets of $9,604 in the 2001 period is comprised of (1) $7,386 related to the sale of an apartment community in Atlanta comprising 386 apartment homes, (2)  $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (3) $747 associated with the contribution of land into the GRAP Two JV in the 2001 period and (4) recognition of $527 of deferred gain associated with a land sale in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
Liquidity and Capital Resources

We had $52.6 million of net cash provided by operating activities for the six months ended June 30, 2001 compared to $53.5 million for the six months ended June 30, 2000.  The related decrease of $0.9 million was due to (1) a change in other assets between periods of $3.8 million, (2) a change in restricted cash between periods of $0.9 million and (3) a decrease of $0.5 million in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, and unusual items and (b) after operating distributions received from joint ventures. Such decreases were offset in part by a change in other liabilities between periods of $4.3 million.

We had $68.5 million of net cash used in investing activities for the six months ended June 30, 2001 compared to $42.5 million for the six months ended June 30, 2000.  During the six months ended June 30, 2001, we expended $108.5 million related to development expenditures,  $5.7 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $5.3 million related to non-recurring, renovation/revenue enhancing capital expenditures, $2.3 million related to our investment in joint ventures, and $3.1 million related to other investments.  During the six months ended June 30, 2001, we received cash of (1) $18.4 million in connection with our contribution of interests in certain development communities to the GRAP Two JV and (2) $39.4 million in connection with the sale of one apartment community as well as the sale of a parcel of land adjacent to one of our development communities.  In addition, during the six months ended June 30, 2001, $7.9 million of the $8.5 million in sales proceeds held in escrow at December 31, 2000 was released to fund development activities and we deposited $9.2 million of the cash received in connection with the sale of one apartment community into an escrow account to fund acquisition activities.   During the six months ended June 30, 2000, we expended $32.3 million related to development expenditures,  $5.2 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $3.1 million related to non-recurring, renovation/revenue enhancing capital expenditures, and $1.9 million related to our investment in joint ventures.

We had $16.9 million of net cash provided by financing activities for the six months ended June 30, 2001 compared to $0.5 million of net cash used in financing activities for the six months ended June 30, 2000. During the six months ended June 30, 2001, we had net borrowings of $52.4 million and proceeds from the exercise of share options of $7.6 million. These net borrowings and share option proceeds were offset by payments for dividends and distributions totaling $41.0 million and deferred financing costs of $1.8 million. During the six months ended June 30, 2000, we had payments for dividends and distributions totaling $39.6 million and payments for treasury share purchases and Unit redemptions in connection with our common equity repurchase program totaling $28.5 million. These payments were offset by net borrowings of $66.7 million and proceeds from the exercise of share options of $1.3 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

As of June 30, 2001, we had total indebtedness of $818,328, cash and cash equivalents of $5,218, and principal escrow deposits reflected in restricted cash of $3,724. Our indebtedness has an average of 4.8 years to maturity at June 30, 2001. The aggregate maturities of notes payable at June 30, 2001 are as follows:

2001 2002 2003 2004 2005 2006 and thereafter	$ 16,699 86,072 47,891 136,857 113,074 417,735 $818,328

The maturities in 2001 include $15.0 million of unsecured senior notes which mature in October 2001.  The maturities in 2002 include $82.4 million of unsecured notes which mature in December 2002.  The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2004 maturity date of our $225 million credit facility.   We have an option to extend the maturity date of our $225 million credit facility to May 2005 which is exercisable in May 2002.

Dividends through the second quarter of 2001 have been paid from cash provided by operating activities. We anticipate that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

 $225 Million Credit Facility

We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2004 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $225 million at June 30, 2001.   As of June 30, 2001, we had $45 million in borrowings outstanding under the facility and, therefore, had $180 million of remaining capacity on the $225 million available.

$75 Million Borrowing Facility

We have a $75 million unsecured borrowing facility with a bank that matures in April 2002.  The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At June 30, 2001, we had $11.9 million in borrowings outstanding under this facility.

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

$25 Million Credit Facility

We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of October 2001 with unlimited one-year extension options. We had $0.4 million in borrowings outstanding under this facility at June 30, 2001.

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

Recent Accounting Pronouncements

See Note 5 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

 Completed Communities in Lease-up and Development Communities at June 30, 2001

			Percent at June 30, 2001			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Complete	Leased	Occupied	Constr. Start	Initial Occup.	Constr. End	Stab. Occup.
		(millions)							(1)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA
Gables Montclair	183	$ 24	43%	--	--	3 Q 2000	4 Q 2001	1 Q 2002	3 Q 2002
Gables Paces	80	22	52%	--	--	3 Q 2000	4 Q 2001	4 Q 2001	2 Q 2002
Dallas, TX
Gables State Thomas Townhomes	177	37	100%	88%	85%	4 Q 1999	3 Q 2000	2 Q 2001	4 Q 2001
Houston, TX
Gables Meyer Park II	296	27	35%	--	--	4 Q 2000	4 Q 2001	2 Q 2002	3 Q 2002
Orlando, FL
Gables North Village	315	41	94%	44%	33%	4 Q 1999	4 Q 2000	4 Q 2001	2 Q 2002
Subtotals	1,051	$151
Co-Investment Development/Lease-up Communities (2), (3), (4):
Atlanta, GA
Gables Metropolitan II	274	$ 32	17%	--	--	1 Q 2001	1 Q 2002	3 Q 2002	1 Q 2003
Boca Raton, FL
Gables Crestwood	290	25	100%	64%	57%	4 Q 1999	3 Q 2000	2 Q 2001	4 Q 2001
Gables Grande Isle	320	23	100%	91%	87%	2 Q 1999	1 Q 2000	3 Q 2000	3 Q 2001
Houston, TX
Gables White Oak	186	15	5%	--	--	2 Q 2001	4 Q 2001	2 Q 2002	2 Q 2002
Tampa, FL
Gables West Park Village (5)	320	35	52%	--	--	4 Q 2000	3 Q 2001	3 Q 2002	4 Q 2002
Subtotals Grand totals	1,390 2,441	$130 $281	(3)

(1) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2) These communities were contributed into the GRAP JV or the GRAP Two JV, as applicable.
(3) Construction loan proceeds are expected to fund $70 million of these costs. The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.
(4) This disclosure excludes the Gables State Thomas-Ravello community located in Dallas, Texas, comprising 290 apartment homes, owned by the GRAP JV.  In April 2001, development and lease-up activities were suspended at the community due to water infiltration issues and all residents were subsequently relocated.  Consultants have been engaged to determine the cause of the water infiltration issues and recommend remedial actions.  This process is in the evaluation phase, and no specific timeline can currently be determined for its completion.  Any potential cost impact for repairs and the timeframe for re-establishment of lease-up activities have not yet been determined.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS Stabilized Apartment Communities at June 30, 2001
June 30, 2001 Scheduled Rent per
Community	Number of Homes	June 30, 2001 Occupancy	Unit		Sq. Ft.
Houston, TX
Baybrook Village
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables CityPlaza
Gables Cityscape
Gables CityWalk/Waterford Square
Gables Edgewater
Gables Lions Head
Gables Meyer Park
Gables New Territory
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Raveneaux (JV)
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
Metropolitan Uptown (JV)	776 237 372 360 404 246 252 317 292 277 345 256 324 246 581 474 382 140 140 259 318 6,998	94% 98% 94% 91% 94% 96% 99% 98% 97% 97% 98% 98% 98% 93% 97% 93% 92% 99% 96% 97% 98% 95%	$ 614 899 782 704 834 936 993 993 859 759 960 930 952 1,005 1,035 1,064 1,014 745 730 661 1,099 882		$0.77 0.92 0.91 0.92 0.92 1.06 1.17 1.23 0.97 0.90 1.12 1.02 0.96 1.09 1.01 1.04 0.97 1.00 0.87 0.76 1.20 0.98
Atlanta, GA
Briarcliff Gables
Buckhead Gables
Dunwoody Gables
Gables Cityscape
Gables Metropolitan (JV)
Gables Mill
Gables Northcliff
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Rock Springs Estates
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables	104 162 311 182 435 438 82 315 310 140 268 380 312 603 290 384 284 252 546 5,798	89% 89% 95% 93% 90% 97% 91% 93% 94% 91% 92% 93% 96% 92% 89% 93% 93% 92% 90% 93%	1,196 890 912 946 1,218 905 1,285 1,088 1,161 781 791 728 772 673 936 956 956 978 958 931		0.96 1.18 0.98 1.08 1.09 0.97 0.82 1.02 0.98 0.86 0.82 0.73 0.77 0.73 0.91 0.88 0.81 0.99 0.84 0.90
South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
San Michele I
San Michele II
Vinings at Hampton Village	444 180 252 296 480 246 189 180 172 312 222 300 368 328 249 343 168 4,729	95% 94% 96% 95% 98% 88% 95% 93% 98% 94% 90% 97% 97% 96% 93% 91% 99% 95%	753 924 966 961 820 1,700 1,591 1,315 890 887 1,037 811 776 826 1,488 1,459 847 1,026		0.77 0.95 0.81 0.80 0.92 1.34 1.10 0.72 1.04 1.06 0.78 0.77 0.81 0.82 1.11 1.05 0.70 0.91

MANAGEMENT'S DISCUSSION AND ANALYSIS
Stabilized Apartment Communities at June 30, 2001 (continued)
June 30, 2001 Scheduled Rent per
Community	Number of Homes	June 30, 2001 Occupancy	Unit		Sq. Ft.
Dallas, TX Arborstone Gables at Pearl Street Gables City Place Gables Green Oaks Gables Mirabella Gables San Raphael (JV) Gables Spring Park Gables Turtle Creek Gables Valley Ranch	536 108 232 300 126 222 188 150 319 2,181	95% 100% 98% 98% 95% 97% 99% 98% 94% 97%	$ 586 1,379 1,405 866 1,234 962 1,045 1,214 990 969		$0.82 1.27 1.34 0.91 1.35 1.07 0.99 1.21 0.97 1.04
Austin, TX
Gables at the Terrace Gables Barton Creek Gables Bluffstone Gables Central Park Gables Great Hills Gables Park Mesa Gables Town Lake	308 160 256 273 276 148 256 1,677	94% 94% 89% 95% 95% 96% 94% 94%	1,199 1,561 1,236 1,304 919 1,229 1,328 1,233		1.26 1.34 1.26 1.39 1.11 1.13 1.42 1.28
Memphis, TN
Arbors of Harbortown (JV) Gables Cordova Gables Stonebridge (JV)	345 464 500 1,309	87% 92% 97% 93%	863 689 689 735		0.87 0.74 0.78 0.79
Nashville, TN
Brentwood Gables (JV) Gables Hendersonville (JV) Gables Hickory Hollow I Gables Hickory Hollow II	254 364 272 276 1,166	96% 97% 96% 96% 96%	885 664 665 665 713		0.78 0.70 0.73 0.71 0.73
Orlando, FL
Gables Celebration Gables Chatham Square Commons at Lake Bryan I	231 448 280 959	95% 100% 100% 99%	1,184 -- -- 1,184	(a) (a)	1.02 -- -- 1.02	(a) (a)
TOTALS	24,817	95%	$ 924		$0.94
(a) This property is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio Indebtedness Summary at June 30, 2001:
Type of Indebtedness	Balance	Percentage of Total	Interest Rate (1)	Total Rate (2)	Years to Maturity
Fixed Rate:

Unsecured fixed-rate notes
Secured fixed-rate notes
Tax-exempt fixed-rate loans

Total fixed-rate indebtedness

Variable Rate:

Tax-exempt variable-rate loans
Unsecured variable-rate credit facilities

Total variable-rate indebtedness

Total portfolio debt (3), (4)	$380,628 140,134 69,310 $590,072 $170,955 57,301 $228,256 $818,328	46.5% 17.1% 8.5% 72.1% 20.9% 7.0% 27.9% 100.0%	7.43% 7.71% 6.24% 7.36% 2.73% 4.40% 3.15% 6.18%	7.43% 7.71% 6.47% 7.38% 3.72% 4.40% 3.89% 6.41%	3.75 7.36 6.30 4.91 5.09 2.87 4.53 4.80

(1) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2) Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.  The qualifying construction expenditures at June 30, 2001 for purposes of interest capitalization were $100,674.

(4) Excludes (a) $16.4 million of tax-exempt bonds and $18.3 million of outstanding conventional indebtedness related to joint ventures in which we own a 25% interest, (b) $89.9 million of construction loan indebtedness related to joint ventures in which we own a 20% interest, and (c) $52.1 million of outstanding conventional indebtedness related to a joint venture in which we own a 9% interest.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income available to common shareholders
Minority interest of common unitholders in Operating Partnership
Gain on sale of previously depreciated operating real estate assets
Real estate asset depreciation:
   Wholly-owned real estate assets
   Joint venture real estate assets
Total depreciation	$ 15,006 3,875 -7,386 11,621 442 12,063	$ 8,882 2,475 - 10,947 274 11,221	$23,803 6,402 -7,386 22,495 966 23,461	$17,918 4,943 - 21,792 501 22,293
Funds from operations - basic and diluted	$23,558	$22,578	$46,280	$45,154
Recurring, non-revenue enhancing capital expenditures: Carpet Roofing Exterior painting Appliances Other additions and improvements Total capital expenditures	1,234 8 16 158 1,755 3,171	1,158 4 - 118 1,434 2,714	2,045 28 49 332 3,259 5,713	2,050 32 - 239 2,860 5,181
Adjusted funds from operations - diluted	$20,387	$19,864	$40,567	$39,973
Average shares and Units outstanding - basic	30,051	30,617	29,956	30,889
Average shares and Units outstanding - diluted	30,212	30,679	30,113	30,930

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our capital structure includes the use of a variable rate and fixed rate indebtedness.  As such, we are exposed to the impact of changes in interest rates.  We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure.  In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions.  We do not utilize such instruments for trading or speculative purposes.

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

We held our annual meeting of shareholders on May 15, 2001.   Our shareholders voted
to elect Marcus E. Bromley and James D. Motta to serve as Class I Trustees, and
C. Jordan Clark to serve as a Class III Trustee.  The two Class I Trustees were elected to serve until our 2004 annual meeting and until their successors are duly elected and qualified.  The Class III Trustee was elected to serve until our 2003 annual meeting and until his successor is duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned trustees are listed below:

	Votes Cast For	Votes Withheld From
Marcus E. Bromley	19,479,145	51,861
James D. Motta	19,464,165	66,841
C. Jordan Clark	17,657,156	1,873,850
Item 5:	Other Information
None
Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibits
10.1* Third Amended and Restated $225,000,000 Revolving Credit Facility dated
May 14, 2001, by and among Gables Realty Limited Partnership and Gables-Tennessee
Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., First Union National
Bank,  The Chase Manhattan Bank,  AmSouth Bank, PNC Bank, National Association,
SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia
Bank, N.A. (as agent).
-----------------------------------------
* Filed herewith
(b) Reports on Form 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES RESIDENTIAL TRUST

Date:	August 10, 2001	/s/ Marvin R. Banks, Jr.
Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)

Date:	August 10, 2001	/s/ Dawn H. Severt
Dawn H. Severt
Vice President and Chief Accounting Officer (Principal Accounting Officer)