Form 10-Q
period 2001-09-30
GABLES RESIDENTIAL TRUST
filed 2001-11-14
CIK 913782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common shares of beneficial interest, par value $0.01 per share, 24,305,948 shares
The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

(1)	(X) YES	( ) NO
(2)	(X) YES	( ) NO

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
September 30, 2001 (Unaudited)	December 31, 2000

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Land held for future development
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ 252,631 1,232,751 110,566 140,304 21,199 10,066 1,767,517 -227,888 1,539,629 936 11,156 4,652 34,584 $1,590,957	$ 209,470 1,106,900 93,578 122,947 24,626 30,323 1,587,844 -195,706 1,392,138 4,252 17,902 3,981 34,747 $1,453,020

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

Commitments and contingencies

Shareholders' equity:
   Excess shares, $0.01 par value, 51,000 shares authorized
   Preferred shares, $0.01 par value, 20,000 shares authorized,
       Series A Preferred Shares at $25.00 liquidation preference,
       4,600 shares issued and outstanding; Series Z Preferred
       Shares and Series B Preferred Units, exchangeable into
       Series B Preferred Shares, reported above
   Common shares, $0.01 par value, 100,000 shares authorized,
       28,227 and 27,106 shares issued at September 30, 2001 and
       December 31, 2000, respectively
   Additional paid-in capital
   Treasury shares at cost, 3,929 and 3,980 common shares at
      September 30, 2001 and December 31, 2000, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity
     Total liabilities and shareholders' equity

$ 898,338 4,532 1,163 21,268 9,059 14,638 4,953 953,951 93,735 50,192 4,500 - 115,000 282 468,993 -94,144 -1,552 - 488,579 $1,590,957	$ 765,927 5,140 995 15,650 10,082 11,825 4,312 813,931 104,993 50,192 4,500 - 115,000 271 455,202 -95,283 -1,456 5,670 479,404 $1,453,020
The accompanying notes are an integral part of these consolidated balance sheets.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues: Rental revenues Other property revenues Total property revenues Property management revenues Development revenues, net Equity in income of joint ventures Interest income Other Total other revenues Total revenues	$56,908 3,466 60,374 1,598 144 18 183 862 2,805 63,179	$54,079 3,142 57,221 1,298 688 198 290 562 3,036 60,257	$165,460 9,764 175,224 4,524 555 115 637 1,857 7,688 182,912	$162,772 9,402 172,174 3,797 2,215 404 756 2,070 9,242 181,416
Expenses: Property operating and maintenance (exclusive of items shown separately below) Real estate asset depreciation and amortization Property management - owned Property management - third party Interest expense and credit enhancement fees Amortization of deferred financing costs General and administrative Unusual items Corporate asset depreciation and amortization Total expenses	20,752 11,921 1,451 1,348 11,376 267 1,829 6,247 227 55,418	19,256 10,894 1,511 1,085 11,214 228 1,814 - 171 46,173	57,831 34,416 4,264 3,701 33,906 791 5,386 6,647 567 147,509	56,594 32,686 4,390 3,122 33,767 680 5,703 - 488 137,430
Gain on sale of real estate assets	515	19,310	10,119	19,310
Income before minority interest Minority interest of common unitholders in Operating Partnership Minority interest of preferred unitholders in Operating Partnership	8,276 -961 -1,078	33,394 -6,674 -1,078	45,522 -7,363 -3,234	63,296 -11,617 -3,234
Net income	6,237	25,642	34,925	48,445
Dividends to preferred shareholders	-2,443	-2,443	-7,328	-7,328
Net income available to common shareholders	$ 3,794	$23,199	$27,597	$41,117
Weighted average number of common shares outstanding - basic Weighted average number of common shares outstanding - diluted	24,189 30,479	23,197 29,995	23,746 30,236	23,872 30,615
Per Common Share Information: Net income - basic Net income - diluted	$0.16 $0.16	$1.00 $1.00	$1.16 $1.16	$1.72 $1.72
The accompanying notes are an integral part of these consolidated statements. GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
Nine Months Ended September 30 , 2001 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization
     Equity in income of joint ventures
     Minority interest of unitholders in Operating Partnership
     Gain on sale of real estate assets
     Long-term compensation expense
     Non-cash or non-operating unusual items
     Operating distributions received from joint ventures
     Change in operating assets and liabilities:
       Restricted cash
       Other assets
       Other liabilities, net
          Net cash provided by operating activities

	$34,925 35,774 -115 10,597 -10,119 1,074 6,427 1,475 -617 -1,676 4,599 82,344	$48,445 33,854 -404 14,851 -19,310 890 - 1,129 359 -481 6,985 86,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets
Restricted cash released from (held in) escrow, net
Net proceeds from sale of real estate assets
Investment in joint ventures
Proceeds from contribution of real estate assets to joint venture
Other
       Net cash used in investing activities

	-208,921 7,909 39,384 -3,240 18,361 -4,002 -150,509	-75,044 -21,425 79,950 -2,110 - - -18,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options
Treasury share purchases and Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Principal escrow deposits
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($1.7375 and $1.6300 per share, respectively)
Common distributions paid ($1.7375 and $1.6300 per share, respectively)
       Net cash provided by (used in) financing activities

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period

	14,008 - -1,858 295,000 -178,977 -546 -7,160 -3,234 -41,472 -10,912 64,849 -3,316 4,252 $ 936	4,233 -42,670 -460 104,906 -75,874 -549 -7,160 -3,234 -38,792 -10,855 -70,455 -2,766 7,963 $ 5,197
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$39,505 6,390 $33,115	$39,851 6,876 $32,975
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

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At September 30, 2001, we were a 79.9% economic owner of the common equity of the Operating Partnership. Our third party management businesses are conducted through a subsidiary, Gables Residential Services, Inc.

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

As of September 30, 2001, we owned 77 stabilized multifamily apartment communities comprising 22,397 apartment homes, an indirect 25% interest in a stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,359 apartment homes, and an indirect 9% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at September 30, 2001 that are expected to comprise 1,586 apartment homes upon completion and an indirect 20% interest in four apartment communities under development or in lease-up at September 30, 2001 that are expected to comprise 1,070 apartment homes upon completion. In addition, as of September 30, 2001, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise an estimated 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by  unitholders.  As of September 30, 2001, we had repurchased 3,980 common shares and 287 Units for a total of $102,048.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2000.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions (exclusive of joint venture transactions)

In the second quarter of 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes.  The net proceeds from this sale totaled $34.0 million resulting in a gain of $7.4 million.  Sales proceeds totaling $9.2 million were deposited into an escrow account to fund acquisition activities.  The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles.  In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million.  We recognized $0.1 million and $0.6 million of deferred gain associated with a parcel of land we sold in 2000 during the three and nine months ended September 30, 2001, respectively.

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

Gables Residential Apartment Portfolio Two Joint Venture (the "GRAP Two JV")

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.8 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property.  As of September 30, 2001, we had funded $6.8 million of our budgeted $7.1 million equity commitment to the joint venture.  We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  We recognized $0.4 million and $1.2 million of this gain during the three and nine months ended September 30, 2001, respectively.

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

Gables Residential Apartment Portfolio Joint Venture (the "GRAP JV")

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of September 30, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At  September 30, 2001, construction was complete with respect to seven of the eight communities and six of the seven completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

In April 2001, development and lease-up activities at Gables State Thomas Ravello comprising 290 apartment homes were suspended due to water infiltration issues, and all residents were subsequently relocated.  On September  28, 2001, we acquired the membership interests of our joint venture partner in this community.

Community Acquisitions

On September 28, 2001, we acquired the 80% membership interest of our venture partner in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes.  In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note.  This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution.  We recorded a $5 million charge associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues noted above.

On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $24 million.

On August 1, 2001, we acquired the 75% interest of our venture partner in an apartment community located in Houston comprising 318 apartment homes.  The asset was valued at approximately $27 million.

On March 30, 2001, we acquired the 80% membership interests of our venture partner in two communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic and diluted income available to common shareholders (numerator): Net income - basic Minority interest of common unitholders in Operating Partnership Net income - diluted	$3,794 961 $4,755	$ 23,199 6,674 $29,873	$27,597 7,363 $34,960	$41,117 11,617 $52,734
Common shares (denominator): Average shares outstanding - basic Incremental shares from assumed conversions of: Outstanding common Units Stock options Other Average shares outstanding - diluted	24,189 6,097 187 6 30,479	23,197 6,667 127 4 29,995	23,746 6,321 163 6 30,236	23,872 6,673 67 3 30,615
6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place at December 31, 2000 or during the nine months ended September 30, 2001.

In June 2001, SFAS No. 141, "Business Combinations" (effective for us July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective for us January 1, 2002) were issued.  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for us January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for us January 1, 2002) were issued.  SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale.  We believe that the adoption of SFAS No. 143 will not have a significant impact on our financial statements and we are currently evaluating the impact of SFAS No. 144.

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

We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 96% and 95% of our total revenues for the three months ended September 30, 2001 and 2000, respectively, and 96% and 95% of our total revenues for the nine months ended September 30, 2001 and 2000,  respectively.

The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted  NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $39,622 and $37,965 for the three months ended September 30, 2001 and 2000, respectively, and $117,393 and $115,580 for the nine months ended September 30, 2001 and 2000, respectively. All other segment measurements are disclosed in our consolidated financial statements.

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

Portfolio-wide occupancy levels have remained high, but portfolio-wide rental rate growth has slowed in 2001 as a result of national economic weakness. We expect portfolio-wide rental expenses to increase at a rate ahead of both inflation and property revenues for the balance of the year.  We continue to expect growth for property net operating income (property revenues less property operating expenses as reflected in the accompanying statements of operations), but the rate of such growth will be less than the rate of growth in property revenues.   Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from our board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition, and leasing activities. If market conditions warrant, we would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of September 30, 2001, we had repurchased 3,980 common shares and 287 Units for a total of $102,048.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio and Other Financing Activity

Community and Land Dispositions (exclusive of joint venture transactions)

In the second quarter of 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes.  The net proceeds from this sale totaled $34.0 million resulting in a gain of $7.4 million.  Sales proceeds totaling $9.2 million were deposited into an escrow account to fund acquisition activities.  The balance of the net proceeds was used to paydown borrowings under interim financing vehicles.   In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million.   We recognized $0.1 million and $0.6 million of deferred gain associated with a parcel of land we sold in 2000 during the three and nine months ended September 30, 2001, respectively.

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

Gables Residential Apartment Portfolio Two Joint Venture (the "GRAP Two JV")

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.8 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property.  As of September 30, 2001, we had funded $6.8 million of our budgeted $7.1 million equity commitment to the joint venture.   We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.   We recognized $0.4 million and $1.2 million of this gain during the three and nine months ended September 30, 2001, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Gables Residential Apartment Portfolio Joint Venture (the "GRAP JV")

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of September 30, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At September 30, 2001, construction was complete with respect to seven of the eight communities and six of the seven completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

In April 2001, development and lease-up activities at Gables State Thomas Ravello comprising 290 apartment homes were suspended due to water infiltration issues, and all residents were subsequently relocated.   On September 28,  2001, we acquired the membership interests of our venture partner in this community.

Community Acquisitions

On September 28, 2001, we acquired the 80% membership interest of our venture partner in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes.  In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note.  This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution.  We recorded a $5 million charge associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues noted above.

On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $24 million.

On August 1, 2001, we acquired the 75% interest of our venture partner in an apartment community located in Houston comprising 318 apartment homes.  The asset was valued at approximately $27 million.

On March 30, 2001, we acquired the 80% membership interests of our venture partner in two communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Results of Operations

Comparison of operating results for the three months ended September 30, 2001 (the "2001 Period") to the three months ended September 30, 2000 (the "2000 Period").

Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended September 30, 2001 and 2000 is summarized as  follows:
	Three Months Ended September 30,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (1)
Communities stabilized during the 2001 Period,
    but not the 2000 Period (2)
Development and lease-up communities (3)
Renovation communities (4)
Acquired communities (5)
Sold communities (6)
Total property revenues	$51,607 1,071 1,185 2,626 3,885 - $60,374	$49,808 247 8 2,680 225 4,253 $57,221	$ 1,799 824 1,177 -54 3,660 -4,253 $ 3,153	3.6% 333.6% 14712.5% -2.0% 1626.7% -100.0% 5.5%

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (1)
Communities stabilized during the 2001 Period,
     but not the 2000 Period (2)
Development and lease-up communities (3)
Renovation communities (4)
Acquired communities (5)
Sold communities (6)
   Total specified expenses

	$18,151 - 445 957 1,199 - $20,752	$16,923 - - 802 82 1,449 $19,256	$ 1,228 - 445 155 1,117 -1,449 $ 1,496	7.3% -% -% 19.3% 1362.2% -100.0% 7.8%
Revenues in excess of specified expenses	$39,622	$37,965	$ 1,657	4.4%
Revenues in excess of specified expenses as a percentage of total property revenues	65.6%	66.3%	-	-0.7%
(1) Communities which were owned and fully stabilized throughout both the 2001 Period and 2000 Period ("same store").
(2) Communities which were stabilized during all of the 2001 Period, but not the 2000 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(4) Communities which were in renovation subsequent to July 1, 2000.
(5) Communities which were acquired subsequent to July 1, 2000.
(6) Communities which were sold subsequent to July 1, 2000.

Total property revenues increased $3,153, or 5.5%, from $57,221 to $60,374 due primarily to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store").  This increase is offset by the sale of one apartment community during the second quarter of  2001 and the sale of seven apartment communities in the second half of 2000.  Following is additional data regarding the increases in total property revenues for four of the six community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Same store communities:
Market	Number of Communities	Number of Apartment Homes	% of 2001 Period NOI	Occupancy During the 2001 Period	Change in Occupancy	$ Change in Revenues	% Change in Revenues
Houston Atlanta So. Florida Dallas Austin Other	19 16 14 8 6 4 67	6,298 4,527 4,017 1,959 1,517 1,243 19,561	28.7% 23.6% 22.2% 10.6% 10.1% 4.8% 100.0%	95.8% 94.2% 94.8% 96.2% 93.1% 92.3% 94.8%	0.7% -2.0% 0.4% 0.7% -4.5% 0.3% -0.5%	$ 839 10 545 328 6 -64 $1,664	(a)	5.8% 0.1% 5.1% 6.4% 0.1% -2.4% 3.4%

(a) This table excludes Commons at Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for Commons at Lake Bryan I increased $135, or 22.8%, in the 2001 Period compared to the 2000 Period and occupancy was 100% for both periods.  This increase in revenues is the result of an amendment to the master lease agreement which extended the term of the lease by five years to December 2007.

Communities stabilized during the 2001 Period, but not during the 2000 Period:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando (a)	1	448	100.0%	100.0%	$824
(a) This community is leased to a single user group pursuant to a triple net master lease.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando Houston Dallas	1 1 1 3	315 296 177 788	40.0% 37.5% 22.5% 100.0%	38.7% 0.3% 80.5% 51.3%	$ 447 2 728 $1,177

Renovation communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Atlanta So. Florida	2 1 3	836 180 1,016	82.3% 17.7% 100.0%	93.1% 89.3% 92.4%	$-52 -2 $-54

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

 Property management revenues increased $300, or 23.1%, from $1,298 to $1,598 due primarily to the May 2001 acquisition of the D.C. Management Co. in addition to increased joint venture activity for which we serve as the property manager.

Development revenues, net decreased $544, or 79.1%, from $688 to $144 due primarily to a portion of our third-party projects nearing completion, coupled with fewer new project starts in the 2001 Period.

Equity in income of joint ventures decreased $180, or 90.9%, from $198 to $18 due primarily to the March 2001 acquisition of the membership interests of our joint venture partner in two stabilized communities in the GRAP JV and the August 2001 acquisition of our venture partner's 75% interest in a stabilized community.  This decrease is also impacted by increased property taxes at one of the stabilized communities in which we own a 25% interest.

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
Other
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$1,010 -478 $ 532 -272 -6 4 -257 $ 1 7 2,502 92%	$ 305 -151 $ 154 -75 -6 2 -80 $ -5 3 930 58%	$74 -53 $21 -9 - -2 12 $22 2 608 48%	$1,389 -682 $ 707 -356 -12 4 -325 $ 18 12 4,040 78%	$1,576 -576 $1,000 -487 -20 18 -313 $ 198 10 3,134 72%

(1) Communities which were owned and fully stabilized throughout the 2001 Period.
(2) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(3) Communities which were sold subsequent to July 1, 2001.

Interest income decreased $107, or 36.9%, from $290 to $183 due primarily to a decrease in interest rates.

Other revenues increased $300, or 53.4%, from $562 to $862 due to an increase in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,496, or 7.8%, from $19,256 to $20,752 due primarily to the increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, property taxes,  insurance, marketing and maintenance costs at our same store communities.   In addition, expense growth is also impacted by property tax increases between periods for communities in our Atlanta and Austin markets that are not reflective of the annual property tax increase.  This increase is offset in part by the sale of one apartment community during the second quarter of 2001 and the sale of seven apartment communities in the second half of 2000.

Real estate depreciation and amortization expense increased $1,027, or 9.4%, from $10,894 to $11,921 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the sale of one apartment community during the second quarter of 2001and the sale of seven apartment communities in the second half of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Property management expense for owned communities and third party properties on a combined basis increased $203, or 7.8%, from $2,596 to $2,799 due primarily to the May 2001 acquisition of the D.C. Management Co.  We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

Interest expense and credit enhancement fees increased  $162, or 1.4%, from $11,214 to $11,376 due primarily to an increase in operating debt associated with the development and acquisition of additional communities.  This increase is offset in part by lower interest rates and the sale of  one apartment community in the second quarter of 2001and seven apartment communities in 2000, the proceeds of which were partially used to reduce outstanding indebtedness.

Amortization of deferred financing costs increased $39, or 17.1%, from $228 to $267 due primarily to increased financing costs associated with the issuance of $150 million of senior unsecured notes in February 2001.

General and administrative expense increased $15, or 0.8%, from $1,814 to $1,829 due primarily to an increase in internal acquisition costs as a result of two community acquisitions in the 2001 Period.  This increase is offset in part by a decrease in state taxes.

Unusual items of $6,247 in the 2001 Period is comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that will be replaced in connection with a remediation program, (2) $520 in reserves associated with certain technology investments, and (3) $721 of abandoned real estate pursuit costs as a result of recent events which have negatively impacted the U.S. economy.

Corporate asset depreciation and amortization increased $56, or 32.8%, from $171 to $227 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co.

Gain on sale of real estate assets of $515 in the 2001 period is comprised of  (1) recognition of $396 of deferred gain associated with the contribution of land into the GRAP Two JV in March  2001 and (2) recognition of $119 of deferred gain associated with a land sale in 2000.

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Comparison of operating results for the nine months ended September 30, 2001 (the "2001 Period") to the nine months ended September 30, 2000 (the "2000 Period").

Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the nine months ended September 30, 2001 and 2000 is summarized as follows:

	Nine Months Ended September 30,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (1)
Communities stabilized during the 2001 Period, but
     not the 2000 Period (2)
Development and lease-up communities (3)
Renovation communities (4)
Acquired communities (5)
Sold communities (6)
Total property revenues	$153,038 - 5,328 7,909 7,522 1,427 $175,224	$148,218 - 299 7,705 223 15,729 $172,174	$ 4,820 - 5,029 204 7,299 -14,302 $ 3,050	3.3% -% 1681.9% 2.6% 3273.1% -90.9% 1.8%

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (1)
Communities stabilized during the 2001 Period, but
     not the 2000 Period (2)
Development and lease-up communities (3)
Renovation communities (4)
Acquired communities (5)
Sold communities (6)
   Total specified expenses

	$51,583 - 949 2,599 2,313 387 $57,831	$48,857 - - 2,454 82 5,201 $56,594	$ 2,726 - 949 145 2,231 -4,814 $ 1,237	5.6% -% -% 5.9% 2720.7% -92.6% 2.2%
Revenues in excess of specified expenses	$117,393	$115,580	$ 1,813	1.6%
Revenues in excess of specified expenses as a percentage of total property revenues	67.0%	67.1%	-	-0.1%

(1) Communities which were owned and fully stabilized throughout both the 2001 Period and 2000 Period ("same store").
(2) Communities which were stabilized during all of the 2001 Period, but not the 2000 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(4) Communities which were in renovation subsequent to January 1, 2000.
(5) Communities which were acquired subsequent to January 1, 2000.
(6) Communities which were sold subsequent to January 1, 2000.

Total property revenues increased  $3,050, or 1.8%, from $172,174 to $175,224 due primarily to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store").  This increase is offset by the sale of one apartment community during the second quarter of 2001 and seven apartment communities in the second half of 2000.   Following is additional data regarding the increases in total property revenues for three of the six community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Same store communities:

Market	Number of Communities	Number of Apartment Homes	% of 2001 Period NOI	Occupancy During the 2001 Period	Change in Occupancy	$ Change in Revenues	% Change in Revenues
Houston Atlanta So. Florida Dallas Austin Other	19 16 14 8 6 4 67	6,298 4,527 4,017 1,959 1,517 1,243 19,561	28.0% 23.8% 22.3% 10.5% 10.5% 4.9% 100.0%	94.8% 94.1% 94.8% 96.4% 93.8% 93.0% 94.7%	-0.6% -1.2% 0.0% 1.3% -3.1% -0.4% -0.6%	$1,150 667 1,542 891 463 - 166 $4,547	(a)	2.7% 2.0% 4.9% 5.8% 3.1% -2.1% 3.1%
(a) This table excludes Commons at Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for Commons at Lake Bryan I increased $273, or 15.5%, in the 2001 Period compared to the 2000 Period and occupancy was 100% for both periods. This increase in revenues is the result of an amendment to the master lease agreement which extended the term of the lease by five years to December 2007.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Orlando (a) Houston Dallas	2 1 1 3	763 296 177 1,236	61.7% 24.0% 14.3% 100.0%	57.3% 0.3% 55.1% 54.8%	$3,463 2 1,564 $5,029
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

Renovation communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Occupancy During the 2001 Period	$ Change in Revenues
Atlanta So. Florida	2 1 3	836 180 1,016	82.3% 17.7% 100.0%	92.9% 95.2% 93.3%	$149 55 $204

Property management revenues increased $727, or 19.2%, from $3,797 to $4,524 due primarily to the May 2001 acquisition of the D.C. Management Co.  in addition to increased joint venture activity for which we serve as the property manager.

Development revenues, net decreased $1,660, or 74.9%, from $2,215 to $555 due primarily to a portion of our third party projects nearing completion, coupled with fewer new project starts in the 2001 Period.  In addition, a  $425 reduction in the estimated net profit on a project was recorded in the first quarter of 2001.

Equity in income of joint ventures decreased $289, or 71.5%, from $404 to $115 due primarily to the March 2001 acquisition of the membership interests of our venture partner in two stabilized communities in the GRAP JV and the August 2001 acquisition of our venture partner's 75% interest in a stabilized community.  This decrease is also impacted by increased property taxes at one of the stabilized communities in which we own a 25% interest and the suspension of lease-up activities at Gables State Thomas Ravello.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2001 Period and 2000 Period is as follows:

	Stabilized (1)	Development & Lease-up (2)	Sales(3)	Total 2001	Total 2000
Gables' share of joint venture results:

Rental and other revenue
Property operating and maintenance expense
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred financing costs
Other
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$3,074 -1,232 $1,842 -843 -29 14 -776 $ 208 7 2,502 94%	$ 750 -334 $ 416 -191 -13 2 -218 $ -4 3 930 47%	$1,106 -504 $ 602 -386 -12 4 -297 $ -89 4 1,140 74%	$4,930 -2,070 $2,860 -1,420 -54 20 -1,291 $ 115 14 4,572 79%	$3,989 -1,542 $2,447 -1,220 -50 41 -814 $ 404 10 3,134 62%

(1) Communities which were owned and fully stabilized throughout the 2001 Period.
(2) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(3) Communities which were sold subsequent to January 1, 2001.

Interest income decreased $119 or 15.7%, from $756 to $637 due primarily to a decrease in interest rates.

Other revenues decreased $213, or 10.3%, from $2,070 to $1,857 due primarily to a gain on sale of cable equipment to a cable service provider in the 2000 Period which is offset in part due to an increase in income from certain ancillary services as well as income earned during the 2001 Period related to certain non-routine items.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,237, or 2.2%, from $56,594 to $57,831 due primarily to the increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, property taxes, insurance, utilities, and maintenance costs at our same store communities.  This increase is offset in part by the sale of one apartment community during the 2001 Period and the sale of seven apartment communities in the second half of 2000.

Real estate depreciation and amortization expense increased $1,730, or 5.3%, from $32,686 to $34,416 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the sale of one apartment community during the second quarter of 2001 and the sale of seven apartment communities in the second half of 2000.

Property management expense for owned communities and third party properties on a combined basis increased $453, or 6.0%, from $7,512 to $7,965 due primarily to the May 2001 acquisition of the D.C. Management Co.  We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

Interest expense and credit enhancement fees increased $139, or 0.4%, from $33,767 to $33,906 due primarily to an increase in operating debt associated with the development and acquisition of additional communities.  This increase is offset in part due to a decrease in interest rates and  a decrease in outstanding indebtedness associated with the sale of one apartment community in the second quarter of 2001 and seven apartment communities in the second half of 2000.

Amortization of deferred financing costs increased $111, or 16.3%, from $680 to $791 due primarily to increased financing costs associated with the issuance of $150 million of senior unsecured notes in February 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
General and administrative expense decreased $317, or 5.6%, from $5,703 to $5,386 due primarily to a decrease in abandoned real estate pursuit costs and state taxes.  This decrease is offset in part by an increase in internal acquisition costs as a result of two community acquisitions and the acquisition of the D.C. Management Co. in the 2001 Period.

Unusual items of $6,647 in the 2001 Period is comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that will be replaced in connection with a remediation program, (2) $920 in reserves associated with certain technology investments, and (3) $721 of abandoned real estate pursuit costs as a result of recent events which have impacted the U.S. economy.

Corporate asset depreciation and amortization increased $79, or 16.2%, from $488 to $567 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co.

Gain on sale of real estate assets of $10,119 in the 2001 period is comprised of (1) $7,386 related to the sale of an apartment community in Atlanta comprising 386 apartment homes in the 2001 Period, (2)  $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (3) $1,143 associated with the contribution of land into the GRAP Two JV in the 2001 period and (4) recognition of $646 of deferred gain associated with a land sale in 2000.

Liquidity and Capital Resources

We had $82.3 million of net cash provided by operating activities for the nine  months ended September 30, 2001 compared to $86.3 million for the nine months ended September 30, 2000.  The related decrease of $4.0 million was due to (1) a change in other liabilities between periods of $2.4 million,  (2) a change in other assets between periods of $1.2 million and (3) a change in restricted cash between periods of $1.0 million.  Such decreases were offset in part by an increase of $0.6 million in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, and unusual items and (b) after operating distributions received from joint ventures.

We had $150.5 million of net cash used in investing activities for the nine months ended September 30, 2001 compared to $18.6 million for the nine months ended September 30, 2000.  During the nine months ended September 30, 2001, we expended $190.9 million related to acquisition and  development activities,  $9.2 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $8.8 million related to non-recurring, renovation/revenue enhancing capital expenditures, $3.2 million related to our investment in joint ventures, and $4.0 million related to other investments.  During the nine  months ended September 30, 2001, we received cash of (1) $18.4 million in connection with our contribution of interests in certain development communities to the GRAP Two JV and (2) $39.4 million in connection with the sale of one apartment community as well as the sale of a parcel of land adjacent to one of our development communities.  In addition, during the nine months ended September 30, 2001, $7.9 million of the $8.5 million in sales proceeds held in escrow at December 31, 2000 was released to fund development activities.  During the nine months ended September 30, 2000, we expended $60.5 million related to acquisition and development activities,  $8.0 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $6.5 million related to non-recurring, renovation/revenue enhancing capital expenditures, and $2.1 million related to our investment in joint ventures.  During the nine months ended September 30, 2000, we received cash of $80.0 million in connection with the sale of four apartment communities.  We deposited $29.9 million of the cash received in connection with the sale of these apartment communities into an escrow account to fund development and acquisition activities facilitated through a like-kind exchange transaction of which $21.4 million remained in escrow at September 30, 2000.

We had $64.8 million of net cash provided by financing activities for the nine months ended  September 30, 2001 compared to $70.5 million of net cash used in financing activities for the nine months ended September 30, 2000. During the nine months ended  September 30, 2001, we had net borrowings of $116.0 million and proceeds from the exercise of share options of $14.0 million. These net borrowings and share option proceeds were offset by payments for dividends and distributions totaling $62.8 million and deferred financing costs of $1.9 million. During the nine months ended September 30, 2000, we had payments for dividends and distributions totaling $60.0 million and payments for treasury share purchases and Unit redemptions in connection with our common equity repurchase program totaling $42.7 million. These payments were offset by net borrowings of $29.0 million and proceeds from the exercise of share options of $4.2 million.

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

As of September 30, 2001, we had total indebtedness of $898,338, cash and cash equivalents of $936, and principal escrow deposits reflected in restricted cash of $3,905. Our indebtedness has an average of 4.3 years to maturity at September 30, 2001. The aggregate maturities of notes payable at September 30, 2001 are as follows:
2001 2002 2003 2004 2005 2006 and thereafter	$ 15,925 102,460 47,891 201,253 113,074 417,735 $898,338

The maturities in 2001 include $15.0 million of unsecured senior notes which were repaid in October 2001 through borrowings under our credit facilities.  The maturities in 2002 include $83.3 million of unsecured notes which mature in December 2002 and a $16.4 million secured variable-rate note which has an initial maturity date in March 2002 with two one-year extension options.  The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2004 maturity date of our $225 million credit facility.   We have an option to extend the maturity date of our $225 million credit facility to May 2005 which is exercisable in May 2002.

Dividends through the third quarter of 2001 have been paid from cash provided by operating activities. We anticipate that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

$225 Million Credit Facility

We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2004 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $225 million at  September 30, 2001.   As of  September 30, 2001, we had $105 million in borrowings outstanding under the facility and, therefore, had $120 million of remaining capacity on the $225 million available.

$75 Million Borrowing Facility

We have a $75 million unsecured borrowing facility with a bank that matures in April 2002.  The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At September 30, 2001, we had no outstanding borrowings under this facility.

$25 Million Credit Facility

We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of October 2002 with unlimited one-year extension options. We had $16.7 million in borrowings outstanding under this facility at September 30, 2001.

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

Recent Accounting Pronouncements

See Note 6 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Completed Communities in Lease-up and Development Communities at September 30, 2001

				Percent at September 30, 2001			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr. Start	Initial Occup.	Constr. End	Stab. Occup.
		(millions)	(millions)							(1)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA
Gables Montclair	183	$ 24	$ 9	66%	--	--	3 Q 2000	4 Q 2001	1 Q 2002	4 Q 2002
Gables Paces	80	22	5	73%	--	--	3 Q 2000	1 Q 2002	1 Q 2002	3 Q 2002
Dallas, TX
Gables Ellis Street	245	45	27	1%	--	--	3 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Ravello	290	44	16	65%	--	--	4 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Townhomes	177	36	1	100%	85%	84%	4 Q 1999	3 Q 2000	2 Q 2001	2 Q 2002
Houston, TX
Gables Meyer Park II	296	27	8	64%	4%	2%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Orlando, FL
Gables North Village	315	42	2	97%	48%	45%	4 Q 1999	4 Q 2000	4 Q 2001	3 Q 2002
Subtotals	1,586	$240	$ 68
Co-Investment Development/Lease-up Communities (2):
Atlanta, GA
Gables Metropolitan II	274	$ 32	$ 18	28%	--	--	1 Q 2001	2 Q 2002	3 Q 2002	2 Q 2003
Boca Raton, FL
Gables Crestwood	290	25	--	100%	81%	79%	4 Q 1999	3 Q 2000	2 Q 2001	1 Q 2002
Houston, TX
Gables White Oak	186	15	9	28%	--	--	2 Q 2001	4 Q 2001	2 Q 2002	3 Q 2002
Tampa, FL
Gables West Park Village (3)	320	35	10	74%	13%	5%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Subtotals Grand totals	1,070 2,656	$107 $347	$ 37 $105	(4)

(1) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2) These communities were contributed into the GRAP JV or the GRAP Two JV, as applicable.
 (3) This development community includes 40,000 square feet of commercial space which was 56% leased at September 30, 2001.
(4) Construction loan proceeds are expected to fund $36 million of these costs. The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Stabilized Apartment Communities at September 30, 2001

Community	Number of Homes	September 30, 2001 Occupancy	September 30, 2001 Scheduled Rent Per Unit Sq. Ft.
Houston, TX
Baybrook Village
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables CityPlaza
Gables Cityscape
Gables CityWalk/Waterford Square
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park
Gables New Territory
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Raveneaux (JV)
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing

Atlanta, GA	776 237 372 360 404 246 252 317 292 277 318 345 256 324 246 581 474 382 140 140 259 6,998	98% 97% 97% 96% 98% 98% 98% 96% 99% 98% 98% 97% 98% 98% 97% 98% 97% 96% 98% 99% 97% 97%		$629 953 805 720 835 954 997 999 896 764 1,114 960 947 987 1,005 1,055 1,090 1,014 760 746 692 899		$0.79 0.98 0.94 0.94 0.92 1.08 1.17 1.24 1.02 0.91 1.22 1.12 1.04 0.99 1.09 1.03 1.07 0.97 0.90 0.88 0.80 1.00
Briarcliff Gables Buckhead Gables Dunwoody Gables Gables Cityscape Gables Metropolitan (JV) Gables Mill Gables Northcliff Gables Vinings Gables Walk Gables Wood Arbor Gables Wood Crossing Gables Wood Glen Gables Wood Knoll Lakes at Indian Creek Rock Springs Estates Roswell Gables I Roswell Gables II Spalding Gables Wildwood Gables	104 162 311 182 435 438 82 315 310 140 268 380 312 603 290 384 284 252 546 5,798	100% 94% 91% 96% 92% 96% 98% 95% 96% 89% 91% 92% 96% 93% 94% 95% 95% 93% 96% 94%	(a) (a)	1,196 890 913 946 1,222 906 1,285 1,088 1,161 781 789 735 773 684 936 956 956 978 979 934		0.96 1.18 0.98 1.14 1.09 0.98 0.82 1.02 0.98 0.86 0.82 0.74 0.78 0.75 0.92 0.88 0.81 0.99 0.86 0.91
South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Grand Isle (JV)
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
San Michele I
San Michele II
Vinings at Hampton Village	444 180 252 296 320 480 246 189 180 172 312 222 300 368 328 249 343 168 5,049	92% 100% 94% 96% 94% 99% 92% 93% 94% 98% 96% 97% 96% 95% 96% 97% 98% 93% 95%	(a)	763 935 966 961 998 890 1,725 1,608 1,320 904 896 1,044 821 787 827 1,526 1,493 877 1,042		0.78 0.96 0.81 0.80 0.94 1.00 1.36 1.11 0.72 1.05 1.07 0.78 0.78 0.82 0.82 1.14 1.08 0.73 0.93

MANAGEMENT'S DISCUSSION AND ANALYSIS
Stabilized Apartment Communities at September 30, 2001 (continued)

September 30, 2001 Number of September 30, 2001 Scheduled Rent Per Community of Homes Occupancy Unit Sq. Ft.
Dallas, TX Arborstone Gables at Pearl Street Gables City Place Gables Green Oaks Gables Mirabella Gables San Raphael (JV) Gables Spring Park Gables Turtle Creek Gables Valley Ranch	536 108 232 300 126 222 188 150 319 2,181	96% 95% 97% 95% 94% 95% 99% 96% 97% 96%		$ 586 1,377 1,423 866 1,234 964 1,056 1,215 990 972		$0.82 1.26 1.35 0.91 1.35 1.07 1.00 1.21 0.97 1.05
Austin, TX
Gables at the Terrace Gables Barton Creek Gables Bluffstone Gables Central Park Gables Great Hills Gables Park Mesa Gables Town Lake	308 160 256 273 276 148 256 1,677	93% 95% 91% 97% 89% 93% 98% 94%		1,199 1,561 1,246 1,318 919 1,230 1,359 1,241		1.26 1.34 1.27 1.40 1.11 1.13 1.45 1.29
Memphis, TN
Arbors of Harbortown (JV) Gables Cordova Gables Stonebridge (JV)	345 464 500 1,309	90% 91% 94% 92%		863 689 689 735		0.87 0.74 0.78 0.79
Nashville, TN
Brentwood Gables (JV) Gables Hendersonville (JV) Gables Hickory Hollow I Gables Hickory Hollow II	254 364 272 276 1,166	97% 96% 94% 94% 95%		894 688 675 675 727		0.79 0.73 0.74 0.72 0.74
Orlando, FL
Gables Celebration Gables Chatham Square Commons at Lake Bryan I	231 448 280 959	90% 100% 100% 98%		1,194 -- -- 1,194	(b) (b)	1.03 -- -- 1.03	(b) (b)
Washington, D.C.
Gables Dupont Circle	82 82	98% 98%		2,378 2,378		2.44 2.44
TOTALS	25,219	96%		$ 957		$0.95

(a)  This property is in renovation; therefore, occupancy is based on units available for lease.

(b)  This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio Indebtedness Summary at September 30, 2001:

Type of Indebtedness	Balance	Percentage of Total	Interest Rate (1)	Total Rate (2)	Years to Maturity
Fixed Rate:

Unsecured fixed-rate notes
Secured fixed-rate notes
Tax-exempt fixed-rate loans

Total fixed-rate indebtedness

Variable Rate:

Tax-exempt variable-rate loans
Secured variable-rate loan
Unsecured variable-rate credit facilities

Total variable-rate indebtedness

Total portfolio debt (3), (4)	$380,339 139,649 69,310 $589,298 $170,955 16,388 121,697 $309,040 $898,338	42.3% 15.6% 7.7% 65.6% 19.0% 1.8% 13.6% 34.4% 100.0%	7.43% 7.71% 6.24% 7.36% 2.29% 4.54% 3.18% 2.76% 5.78%	7.43% 7.71% 6.47% 7.38% 3.28% 4.54% 3.18% 3.31% 5.98%	3.51 6.56 6.05 4.53 4.84 0.49 2.62 3.98 4.26

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
The qualifying construction expenditures at September 30, 2001 for purposes of interest capitalization were $137,176.

(4) Excludes (a) $16.4 million of tax-exempt bonds related to a joint venture in which we own a 25% interest, (b) $78.8 million of construction loan indebtedness related to joint ventures in which we own a 20% interest, and (c) $52.1 million of outstanding conventional indebtedness related to a joint venture in which we own a 9% interest.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income available to common shareholders
Minority interest of common unitholders in Operating Partnership
Gain on sale of previously depreciated operating real estate assets
Real estate asset depreciation:
   Wholly-owned real estate assets
   Joint venture real estate assets
Total depreciation	$ 3,794 961 - 11,921 325 12,246	$23,199 6,674 -18,600 10,894 313 11,207	$27,597 7,363 -7,386 34,416 1,291 35,707	$41,117 11,617 -18,600 32,686 814 33,500
Funds from operations - basic and diluted	$17,001	$22,480	$63,281	$67,634
Recurring, non-revenue enhancing capital expenditures: Carpet and flooring Appliances Other additions and improvements Total capital expenditures	2,083 171 1,211 3,465	1,355 163 1,257 2,775	4,652 503 4,023 9,178	3,405 402 4,149 7,956
Adjusted funds from operations - basic and diluted	$13,536	$19,705	$54,103	$59,678
Average shares and Units outstanding - basic	30,286	29,864	30,067	30,545
Average shares and Units outstanding - diluted	30,479	29,995	30,236	30,615

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

Item 2:
Changes in Securities

During the nine months ended September 30, 2001, we issued to limited partners of the Operating Partnership 566,596 common shares (valued at approximately $16,151,270 at the time of issuance) in exchange for 566,596 Units. Such shares were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3:	Defaults Upon Senior Securities None

Item 4:	Submission of Matters to a Vote of Security Holders None
Item 5:	Other Information None
Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibits None
(b) Reports on Form 8-K None
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GABLES RESIDENTIAL TRUST
Date:	November 12, 2001	/s/ Marvin R. Banks, Jr. Marvin R. Banks, Jr. Senior Vice President and Chief Financial Officer (Authorized Officer of the Registrant and Principal Financial Officer)

Date:	November 12, 2001	/s/ Dawn H. Severt Dawn H. Severt Vice President and Chief Accounting Officer (Principal Accounting Officer)