Form 10-Q
period 2002-03-31
GABLES RESIDENTIAL TRUST
filed 2002-05-15
CIK 913782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 1-12590

GABLES RESIDENTIAL TRUST
(Exact name of Registrant as specified in its Charter)

MARYLAND (State of Incorporation)	58-2077868 (I.R.S. Employer Identification No.)

6551 Park of Commerce Blvd., Suite 100
Boca Raton, Florida 33487
(Address of principal executive offices, including zip code)

(561) 997-9700

(Registrant's telephone number, including area code)

2859 Paces Ferry Road, Suite 1450
Atlanta,  Georgia 30339
(Former name, former address and former fiscal year, if changed since last report)

Common shares of beneficial interest, par value $0.01 per share, 24,795,175 shares
The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

(1)	(X) YES	( ) NO
(2)	(X) YES	( ) NO

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
March 31, 2002 (Unaudited)		December 31, 2001

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ $	241,136 1,170,870 108,407 176,520 16,285 13,323 1,726,541 ( 234,420 1,492,121 4,135 36,096 4,032 38,850 1,575,234)		$ $	248,955 1,204,680 109,324 158,340 20,898 14,678 1,756,875 ( 230,118 1,526,757 4,231 12,013 4,351 41,854 1,589,206)

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

Commitments and contingencies

Shareholders' equity:
   Excess shares, $0.01 par value, 51,000 shares authorized
   Preferred shares, $0.01 par value, 20,000 shares authorized,
       Series A Preferred Shares at $25.00 liquidation preference,
       4,600 shares issued and outstanding; Series Z Preferred
       Shares and Series B Preferred Units, exchangeable into
       Series B Preferred Shares, reported above
   Common shares, $0.01 par value, 100,000 shares authorized,
       28,628 and 28,293 shares issued at March 31, 2002 and
       December 31, 2001, respectively
   Additional paid-in capital
   Treasury shares at cost, 3,858 and 3,929 common shares
     at March 31, 2002 and December 31, 2001, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity
     Total liabilities and shareholders' equity

$ $	862,696 3,836 1,276 7,158 6,508 13,468 4,687 899,629 98,127 50,192 4,500 - 115,000 286 486,907 ( 92,552 ( 2,308 15,453 522,786 1,575,234	) )	$ $	877,231 8,384 1,220 17,065 9,082 16,914 4,834 934,730 96,952 50,192 4,500 - 115,000 283 478,731 ( 94,144 ( 1,628 4,590 502,832 1,589,206	) )
The accompanying notes are an integral part of these consolidated balance sheets.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
		Three Months Ended March 31,
		2002		2001
Revenues: Rental revenues Other property revenues Total property revenues		$54,003 3,017 57,020		$ 52,636 2,871 55,507
Property management revenues Development revenues, net Equity in income of joint ventures Interest income Other revenues Total other revenues		1,796 190 1,096 61 946 4,089		1,448 7 70 227 227 1,979
Total revenues		61,109		57,486

Expenses:
Property operating and maintenance
   (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
Unusual items
   Total expenses

		19,265 11,990 1,957 1,677 10,281 257 1,922 453 - 47,802		17,827 10,734 1,461 1,101 10,677 261 1,883 148 400 44,492
Income from continuing operations before gain on sale of real estate assets Gain on sale of previously depreciated operating real estate assets Gain on sale of land and development rights		13,307 17,906 1,339		12,994 - 1,638

Income from continuing operations before minority interest
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Minority interest of preferred unitholders in Operating Partnership

Income from continuing operations

Income from discontinued operations, net of minority interest
Gain on disposition of discontinued operations, net of minority interest
Income from discontinued operations, net of minority interest

		32,552 ( 5,697 ( 1,078 25,777 56 2,363 2,419	) )	14,632 ( 2,479 ( 1,078 11,075 165 - 165	) )
Net income		28,196		11,240
Dividends to preferred shareholders		(2,443)		(2,443)
Net income available to common shareholders		$25,753		$ 8,797
Weighted average number of common shares outstanding - basic Weighted average number of common shares outstanding - diluted		24,520 30,670		23,197 30,012

Per Common Share Information - Basic:
Income from continuing operations (net of preferred dividends)
Income from discontinued operations
Net income available to common shareholders

Per Common Share Information - Diluted:
Income from continuing operations (net of preferred dividends)
Income from discontinued operations
Net income available to common shareholders

	$ $ $ $ $ $	0.95 0.10 1.05 0.95 0.10 1.04		$ 0.37 $ 0.01 $ 0.38 $ 0.37 $ 0.01 $ 0.38
The accompanying notes are an integral part of these consolidated statements.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
Three Months Ended March 31,
		2002			2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided by
  operating activities of continuing operations:
   Income from discontinued operations
   Depreciation and amortization
   Equity in income of joint ventures
   Minority interest of unitholders in Operating Partnership
   Gain on sale of real estate assets
   Long-term compensation expense
   Non-cash or non-operating unusual items
   Operating distributions received from joint ventures
   Change in operating assets and liabilities:
      Restricted cash
      Other assets
      Other liabilities, net
          Net cash provided by operating activities of continuing operations
          Net cash provided by operating activities of discontinued operations
               Net cash provided by operating activities

		$28,196 ( 2,419 12,700 (1,096 6,775 ( 19,245 355 - 501 1,154 2,956 ( 15,729 14,148 194 14,342	) ) ) )		$11,240 (165 11,143 ( 70 3,557 ( 1,638 315 400 567 1,317 ( 5,008 ( 10,402 11,256 454 11,710	) ) ) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets
Net proceeds from sale of  wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Restricted cash (held in) released from escrow, net
Investment in joint ventures
Net proceeds from sale of joint-venture real estate assets
Proceeds from contribution of real estate assets to joint venture
   Net cash provided by (used in) investing activities

		( 26,090 46,803 18,393 ( 24,974 (159 2,973 - 16,946	) ) )		( 94,367 5,384 - 7,909 (96 - 15,589 ( 65,581	) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options
Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Principal escrow deposits
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($0.6025 and $0.5675 per share, respectively)
Common distributions paid ($0.6025 and $0.5675 per share, respectively)
   Net cash (used in) provided by financing activities

		5,604 ( 231 ( 5 20,000 ( 34,535 ( 263 ( 2,387 ( 1,078 ( 14,890 ( 3,599 ( 31,384	) ) ) ) ) ) ) ) )		3,502 - ( 1,495 216,739 ( 145,524 ( 182 ( 2,387 ( 1,078 ( 13,199 ( 3,780 52,596
) ) ) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$	( 96 4,231 4,135)		$	( 1,275 4,252 2,977)
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$ $	16,824 2,423 14,401		$ $	14,523 2,307 12,216
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

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At March 31, 2002, we were an 80.6% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

       Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitles us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain  real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida"). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to us.

       As of March 31, 2002, we managed a total of 158 multifamily apartment communities comprising 44,580 apartment homes for assets owned by us and our third-party clients. At March 31, 2002, we owned 72 stabilized multifamily apartment communities comprising 20,272 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 947 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at March 31, 2002 that are expected to comprise 1,586 apartment homes upon completion and an indirect 20% interest in four apartment communities under development or in lease-up at March 31, 2002 that are expected to comprise 1,077 apartment homes upon completion. In addition, as of March 31, 2002, we owned parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 761 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

Preferred Share Offerings

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. We have the option to redeem the Series A Preferred Shares at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other Gables securities.

       On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,421 Units in connection with the South Florida acquisition, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

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

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which we are authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of March 31, 2002, we had repurchased 3,980 common shares and 295 Units for a total of $102,279.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2001.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions

       In January 2002, we sold two apartment communities in Houston comprising 502 apartment homes and a 13.3 acre parcel of land adjacent to one of the communities. The net proceeds from these sales totaled $37 million and were used to paydown outstanding borrowings under our credit facilities. In March 2002, we sold an apartment community in Atlanta comprising 311 apartment homes. The net proceeds from this sale totaled $25 million and were deposited into an escrow account to fund future potential acquisition activities. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the previously depreciated operating real estate assets was $20.1 million, all of which was recognized in the first quarter of 2002. In addition, during the first quarter of 2002, we recognized $0.1 million of deferred gain associated with a parcel of land we sold in 2000.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two stabilized apartment communities located in Houston and South Florida, comprising 702 apartment homes, for $59 million. Our share of the net sales proceeds after repayment of construction loan indebtedness of $25 million was $6 million, resulting in a gain of $1.7 million.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million.  The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  We recognized $0.5 million and $1.6 million of this gain during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

       During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta. The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and used to fund acquisition activities. The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to paydown outstanding borrowings under interim financing vehicles. The gain from the land sale was $0.9 million and the aggregate gain from the sale of the previously depreciated operating real estate assets was $34.1 million, all of which was recognized in 2001. In addition, during the year ended December 31, 2001, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in the third quarter of 2001 associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

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

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that  managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area at the time of the acquisition  (the "D.C. Management Co.").  The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

       In February 2001, we issued $150 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place from January 1, 2001 to March 31, 2002.

       In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We have not accounted for any of our business combinations since our IPO using the pooling method of accounting and did not have goodwill or other intangible assets at December 31, 2001 or March 31, 2002. As a result, the adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial statements.

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

       In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The implementation of SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in discontinued operations in the statements of operations for all periods presented.  In the normal course of business, we recycle invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to shareholders.  Although net income is not affected, we expect to reclassify results previously included in continuing operations to discontinued operations for any qualifying dispositions in accordance with SFAS No. 144.  We believe that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

        In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item.  However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.

6.  DISCONTINUED OPERATIONS

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets sold subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets and two operating real estate assets owned by the GRAP JV were sold during the first quarter of 2002.

        We retained management of two of the three wholly-owned assets and one of the two GRAP JV assets sold. Due to our continuing involvement with the operations of the three assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for both the wholly-owned asset comprising 256 apartment homes located in Houston and the GRAP JV asset comprising 382 apartment homes located in Houston sold that we are not continuing to manage are included in discontinued operations in the statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24.

       Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended March 31,
	2002	2001
Total property revenues Equity in income of joint ventures Total revenues	$ 197 45 242	$ 641 28 669
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	91 48 34 173	244 140 72 456
Minority interest of common unitholders in Operating Partnership Income from discontinued operations, net of minority interest	( 13 56)	( 48 165)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	2,945 ( 582 2,363)	- - -
Income from discontinued operations, net of minority interest	$2,419	$ 165

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

		Three Months Ended March 31,
Basic and diluted income available to common shareholders (numerator):		2002		2001
Income from continuing operations
   (net of preferred dividends) - basic
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Income from continuing operations
(net of preferred dividends) - diluted	$ $	23,334 5,697 29,031	$ $	8,632 2,479 11,111
Income from discontinued operations - basic Minority interest of common unitholders in Operating Partnership attributable to discontinued operations Income from discontinued operations - diluted	$ $	2,419 595 3,014	$ $	165 48 213
Net income - basic Minority interest of common unitholders in Operating Partnership Net income - diluted	$ $	25,753 6,292 32,045	$ $	8,797 2,527 11,324
Common shares (denominator):
Average shares outstanding - basic Incremental shares from assumed conversions of: Outstanding common Units Stock options Other Average shares outstanding - diluted		24,520 5,985 160 5 30,670		23,197 6,663 147 5 30,012

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% and 97% of our total revenues for the three months ended March 31, 2002 and 2001, respectively.

       The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations totaled $37,755 and $37,680 for the three months ended March 31, 2002 and 2001, respectively. All other segment measurements are disclosed in our consolidated financial statements.

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

       Portfolio-wide occupancy levels have been reduced slightly and portfolio-wide rental rate growth has slowed as a result of national economic weakness. We expect portfolio-wide rental expenses to increase at a rate ahead of both inflation and property revenues for 2002. Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from our board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition and leasing activities.  When market conditions warrant, we adjust staffing levels to mitigate a negative impact on results of operations.

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

Preferred Share Offerings

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles.  We have the option to redeem the Series A Preferred Shares at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other Gables securities.

       On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which we are currently authorized to purchase up to $150 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of March 31, 2002, we had repurchased 3,980 common shares and 295 Units for a total of $102,279.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio and Other Financing Activity

Community and Land Dispositions

       In January 2002, we sold two apartment communities in Houston comprising 502 apartment homes and a 13.3 acre parcel of land adjacent to one of the communities. The net proceeds from these sales totaled $37 million and were used to paydown outstanding borrowings under our credit facilities. In March 2002, we sold an apartment community in Atlanta comprising 311 apartment homes. The net proceeds from this sale totaled $25 million and were deposited into an escrow account to fund future potential acquisition activities.  The gain from the land sale was $0.8 million and the aggregate gain from the sale of the previously depreciated operating real estate assets was $20.1 million, all of which was recognized in the first quarter of 2002. In addition, during the first quarter of 2002, we recognized $0.1 million of deferred gain associated with a parcel of land we sold in 2000.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two stabilized apartment communities located in Houston and South Florida, comprising 702 apartment homes, for $59 million. Our share of the net sales proceeds after repayment of construction loan indebtedness of $25 million was $6 million, resulting in a gain of $1.7 million.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. We recognized $0.5 million and $1.6 million of this gain during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

       During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta. The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and used to fund acquisition activities. The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to paydown outstanding borrowings under interim financing vehicles. The gain from the land sale was $0.9 million and the aggregate gain from the sale of  previously depreciated operating real estate assets was $34.1 million, all of which was recognized in 2001. In addition, during the year ended December 31, 2001, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in the third quarter of 2001 associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area at the time of the acquisition (the "D.C. Management Co."). The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

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

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP) and a summary of our significant accounting policies is included in Notes 4 and 5 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2001. Notes 5 and 6 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation.

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

       During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the community becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as construction is being completed. During the lease-up period, as a community transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly the apartments available for occupancy are leased, and what rent levels are achieved at the community.

Asset Impairment Evaluation

       Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance, and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of 20-40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. As required by GAAP, we periodically evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

 indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. At March 31, 2002, we did not own any real estate assets that meet the impairment criteria.

Discontinued Operations

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets sold subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets and two operating real estate assets owned by the GRAP JV were sold during the first quarter of 2002.

        We retained management of two of the three wholly-owned assets and one of the two GRAP JV assets sold. Due to our continuing involvement with the operations of the three assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for both the wholly-owned asset comprising 256 apartment homes located in Houston and the GRAP JV asset comprising 382 apartment homes located in Houston sold that we are not continuing to manage are included in discontinued operations in the statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24.

       Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended March 31,
	2002	2001
Total property revenues Equity in income of joint ventures Total revenues	$ 197 45 242	$ 641 28 669
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	91 48 34 173	244 140 72 456
Minority interest of common unitholders in Operating Partnership Income from discontinued operations, net of minority interest	( 13 56)	( 48 165)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	2,945 ( 582 2,363)	- - -
Income from discontinued operations, net of minority interest	$2,419	$ 165

Results of Operations

Comparison of operating results for the three months ended March 31, 2002 (the "2002 Period") to the three months ended March 31, 2001 (the "2001 Period").

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended March 31, 2002 and 2001 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended March 31,
	2002	2001	$ Change		% Change
Rental and other property revenues:
Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
Total property revenues	$45,561 1,646 1,668 3,411 3,836 898 $57,020	$45,319 1,327 417 3,791 53 4,600 $55,507	$ 242 319 1,251 ( 380 3,783 ( 3,702 $ 1,513	) )	0.5% 24.0% 300.0% ( 10.0% 7137.7% ( 80.5% 2.7%	) )
Property operating and maintenance expenses (exclusive of depreciation and amortization):

Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
     Total specified expenses

	$15,712 - 835 1,304 1,138 276 $19,265	$14,775 - 179 1,212 5 1,656 $17,827	$ 937 - 656 92 1,133 ( 1,380 $ 1,438)		6.3% -% 366.5% 7.6% 22660.0% ( 83.3% 8.1%	)
Revenues in excess of specified expenses	$37,755	$37,680	$ 75		0.2%
Revenues in excess of specified expenses as a percentage of total property revenues	66.2%	67.9%	-		( 1.7%	)
(a) Communities that were owned and fully stabilized throughout both the 2002 Period and 2001 Period ("same store").
(b) Communities that were subject to a triple net master lease agreement throughout both the 2002 Period and the 2001 Period.
(c) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(d) Communities that were in renovation subsequent to January 1, 2001.
(e) Communities that were acquired subsequent to January 1, 2001.
(f) Communities that were sold subsequent to January 1, 2001 that are not included in discontinued operations.

      Total property revenues increased $1,513, or 2.7%, from $55,507 to $57,020 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods (same store), offset by a decrease in same store occupancy.  Such increases are offset in part by the decrease in revenues associated with the 2001 and 2002 sales of apartment communities that are not included in discontinued operations. Below is additional data regarding the increases in total property revenues for two of the six community categories presented in the preceding table:

Same store communities:
Market	Number of Communities	Number of Apartment Homes	Percent of 2002 Period NOI	Physical Occupancy During 2002	Change in Occupancy		Change in Revenues		% Change in Revenues
Houston South Florida Atlanta Austin Dallas Other Totals	16 14 14 7 7 4 62	5,020 4,017 3,613 1,677 1,423 1,243 16,993	27.5% 25.2% 20.3% 12.3% 9.7% 5.0% 100%	94.9% 95.5% 91.7% 91.1% 95.5% 89.9% 93.7%	( 0.2% 0.2% ( 3.1% ( 4.1% ( 0.4% ( 3.5% ( 1.4%	) ) ) ) ) )	$690 399 ( 374 ( 361 25 ( 137 $242	) ) )	5.8% 3.6% ( 4.0% ( 6.0% 0.6% ( 5.2% 0.5%	) ) )

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total Apartment Homes	Occupancy During 2002	Change in Revenues
Orlando Houston Atlanta Dallas	1 1 2 1 5	315 296 263 177 1,051	30.0% 28.2% 25.0% 16.8% 100.0%	52.6% 20.5% 8.9% 86.7% 38.8%	$ 452 174 129 496 $1,251

       Property management revenues increased $348, or 24.0%, from $1,448 to $1,796 due primarily to the May 2001 acquisition of the D.C. Management Co.

       Development revenues, net increased $183, or 2,614.3%, from $7 to $190 due primarily to a $425 reduction in the estimated net development revenues from the GRAP JV recorded in the 2001 Period, offset in part by a decrease in development and construction services provided to third parties.

        Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2002 Period and 2001 Period is as follows:
QTD 2002 Period
	Stabilized		Development Lease-up		Sales		Total		2001 Period
Gables' share of joint venture results:	(a)		(b)		(c)

Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
     Revenues in excess of specified expenses
Interest expense
Amortization of deferred costs
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$ 779 ( 337 $ 442 ( 168 ( 7 ( 7 $ 260 - ( 203 $ 57 6 2,120 91%	) ) ) ) )	$ 282 ( 131 $ 151 ( 41 ( 8 ( 2 $ 100 - ( 97 $ 3 3 796 49%	) ) ) ) )	$ 169 ( 65 $ 104 ( 20 ( 3 ( 1 $ 80 1,007 ( 51 $ 1,036 1 320 95%	) ) ) ) )	$ 1,230 ( 533 $ 697 ( 229 ( 18 ( 10 $ 440 1,007 ( 351 $ 1,096 10 3,236 81%	) ) ) ) )	$ 1,781 ( 697 $ 1,084 ( 530 ( 23 12 $ 543 - ( 473 $ 70 12 3,870 84%	) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2002 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(c) Communities that were sold subsequent to January 1, 2002 that are not included in discontinued operations.

        Interest income decreased $166, or 73.1%, from $227 to $61 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Other revenues increased $719, or 316.7%, from $227 to $946 due to an increase in revenues from our third-party brokerage and corporate rental housing services.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,438, or 8.1%, from $17,827 to $19,265 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, insurance, marketing and maintenance costs at our same store communities. This increase is offset in part by the 2001 and 2002 sales of apartment communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

       Real estate depreciation and amortization expense increased $1,256, or 11.7%, from $10,734 to $11,990 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the impact of the 2001 and 2002 sales of apartment communities.

       Property management expense for owned communities and third party properties on a combined basis increased $1,072, or 41.8%, from $2,562 to $3,634 due primarily to the May 2001 acquisition of the D.C. Management Co. and certain software licensing fees incurred in the 2002 Period.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees decreased $396, or 3.7%, from $10,677 to $10,281 due primarily to a decrease in outstanding indebtedness associated with the 2001 and 2002 sales of apartment communities and a decrease in interest rates.

       General and administrative expense increased $39, or 2.1%, from $1,883 to $1,922 due primarily to inflationary increases in expenses.

       Corporate asset depreciation and amortization increased $305, or 206.1%, from $148 to $453 due to (1) an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co. and (2) the depreciation of our new general ledger and web-based property management system, eGables, beginning January 2002.

       Unusual items of $400 in the 2001 Period represent a reserve associated with our equity investment in Broadband Residential, Inc., a high speed internet access provider.

       Gain on sale of previously depreciated operating real estate assets of $17,906 in the 2002 Period relates to the sale of two wholly-owned communities comprising 557 apartment homes located in Houston and Atlanta in the 2002 Period.

       Gain on sale of land and development rights of $1,339 in the 2002 Period is comprised of (1) $763 associated with the sale of 13.3 acres of land in Houston in the 2002 Period, (2) recognition of $491 in deferred gain associated with the contribution of land and development rights into the GRAP JV Two in the 2001 Period and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

       Gain on sale of land and development rights of $1,638 in the 2001 Period is comprised of (1) $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (2) $458 associated with the contribution of land into the GRAP JV Two in the 2001 Period and (3) recognition of $236 of deferred gain associated with a land sale in 2000.

       Income from discontinued operations, net of minority interest increased $2,254, or 1,366.1%, from $165 to $2,419 due primarily to the $2,363 gain on disposition of discontinued operations, net of minority interest recognized in the 2002 Period.

Liquidity and Capital Resources

       Net cash provided by operating activities of continuing operations increased from $11,256 for the three months ended March 31, 2001 to $14,148 for the three months ended March 31, 2002 due to (1) a change in other assets between periods of $7,964 and (2) an increase of $418 in income from continuing operations(a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, and unusual items and (b) after operating distributions received from joint ventures. Such increases were offset in part by (1) a change in other liabilities between periods of $5,327 and (2) a change in restricted cash between periods of $163. Net cash provided by operating activities of discontinued operations decreased from $454 to $194 due to the disposition of discontinued operations in the 2002 Period.

      We had $65,581 of net cash used in investing activities for the three months ended March 31, 2001 compared to $16,946 of net cash provided by investing activities for the three months ended March 31, 2002. During the three months ended March 31, 2002, we expended $18.2 million related to development expenditures, $2.8 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $5.1 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the three months ended March 31, 2002, we received cash of (1) $46.8 million in connection with the sale of wholly-owned real estate assets, (2) $18.4 million in connection with the disposition of discontinued operations and (3) $3.0 million in connection with our share of the net

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)
proceeds from the sale of joint venture real estate assets. In addition, during the three months ended March 31, 2002, $25.0 million of the sales proceeds were deposited into escrow to fund future potential acquisition activities. During the three months ended March 31, 2001, we expended $90.8 million related to development expenditures, $2.5 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $1.1 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the three months ended March 31, 2001, we received cash of (1) $15.6 million in connection with our contribution of interests in certain land and development rights to the GRAP JV Two and (2) $5.4 million in connection with the sale of land adjacent to one of our development communities. In addition, during the three months ended March 31, 2001, $7.9 million of the $8.5 million in sales proceeds held in escrow at December 31, 2000 was released to fund development activities.

       We had $52,596 of net cash provided by financing activities for the three months ended March 31, 2001 compared to $31,384 of net cash used in financing activities for the three months ended March 31, 2002. During the three months ended March 31, 2002, we paid dividends and distributions totaling $22.0 million and had net repayments of borrowings of $14.5 million. These payments were offset by proceeds from the exercise of share options of $5.6 million. During the three months ended March 31, 2001, we had net borrowings of $71.2 million and proceeds from the exercise of share options of $3.5 million. These net borrowings and share option proceeds were offset by payments for dividends and distributions totaling $20.4 million and deferred financing costs of $1.5 million.

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

       As of March 31, 2002, we had total indebtedness of $862,696, cash and cash equivalents of $4,135, and principal escrow deposits reflected in restricted cash of $4,366.  Our indebtedness has an average of 3.9 years to maturity at March 31, 2002. The aggregate maturities of notes payable at March 31, 2002 are as follows:

2002 2003 2004 2005 2006 2007 and thereafter	$85,053 47,891 198,945 119,831 206,241 204,735 $862,696
       The maturities in 2002 include $83.1 million of unsecured notes that mature in December 2002. The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2004 maturity date of our $225 million credit facility.  We have an option to extend the maturity date of our $225 million credit facility to May 2005, which is exercisable in May 2002.

       Dividends through the first quarter of 2002 have been paid from cash provided by operating activities. We anticipate that dividends will continue to be paid on a quarterly basis from cash provided by operating activities.

       We have met and expect to continue to meet our short-term liquidity requirements, generally through net cash provided by operations. Our net cash provided by operations has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to our communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. We anticipate that construction and development activities as well as land purchases, will be initially funded primarily through borrowings under our credit facilities described below.

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

$225 Million Credit Facility

       We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2004 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $217.4 million at March 31, 2002. As of March 31, 2002, we had $100.0 million in borrowings outstanding under the facility and, therefore, had $117.4 million of remaining capacity on the $217.4 million available.

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that matures in May 2004. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At March 31, 2002, we had $19.4 million in borrowings outstanding under this facility.

$25 Million Credit Facility

       We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of October 2002 with unlimited one-year extension options. We had no borrowings outstanding under this facility at March 31, 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Certain Factors Affecting Future Operating Results

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of real estate assets, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) our qualification as a REIT under the Code, (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (7) trends affecting our financial condition or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Development and Lease-up Communities at March 31, 2002

				Percent at March 31, 2002			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
		(millions)	(millions)							(a)
Wholly-Owned Development and Lease-up Communities:
Atlanta, GA
Gables Montclair	183	$ 24	$4	90%	45%	20%	3 Q 2000	4 Q 2001	2 Q 2002	4 Q 2002
Gables Paces	80	23	2	98%	13%	6%	3 Q 2000	1 Q 2002	2 Q 2002	4 Q 2002
Dallas, TX
Gables Ellis Street	245	46	24	30%	--	--	3 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Ravello	290	46	17	61%	--	--	4 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Townhomes	177	36	-	100%	93%	84%	4 Q 1999	3 Q 2000	2 Q 2001	2 Q 2002
Houston, TX
Gables Meyer Park II	296	27	4	94%	39%	32%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Orlando, FL
Gables North Village	315	44	2	98%	61%	59%	4 Q 1999	4 Q 2000	2 Q 2002	4 Q 2002
Subtotals	1,586	$246	$ 53
Co-Investment Development and Lease-up Communities (b):
Atlanta, GA
Gables Metropolitan II	274	$ 32	$12	64%	--	--	1 Q 2001	2 Q 2002	4 Q 2002	3 Q 2003
Houston, TX
Gables White Oak	186	15	3	90%	46%	33%	2 Q 2001	4 Q 2001	2 Q 2002	3 Q 2002
Tampa, FL
Gables West Park Village I (c)	320	35	3	97%	58%	43%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Gables West Park Village II	297	27	24	--	--	--	2 Q 2002	2 Q 2003	4 Q 2003	2 Q 2004
Subtotals Grand totals	1,077 2,663	$109 $355	$ 42 $ 95	(d)

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b) These communities are owned by the GRAP JV Two in which we have a 20% interest.
(c) This development community includes 40,000 square feet of commercial space which was 87% leased at March 31, 2002.
(d) Construction loan proceeds are expected to fund $34 million of these costs. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Stabilized Apartment Communities at March 31, 2002

Community	No. of Apt. Homes	March 31, 2002 Occupancy	March 31, 2002 Scheduled Rent Per Unit Square Foot
Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park I
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill
   Landing
Totals/Averages

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Mill
Gables Northcliff
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Rock Springs Estates
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Boca Raton, FL
Cotton Bay
Gables Crestwood (JV)
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
Vinings at Hampton Village
Totals/ Averages

237
372
360
404
252

317
292
277
318
345
324
246
581
474
140
140

259
5,338

104
162
182
435
438
82
315
310
140
268
380
312
603
290
384
284
252
546
5,487

444
290
180
252
296
480
246
189
249
343
180
172
312
222
300
368
328
168
5,019

97%
93%
93%
96%
95%

97%
96%
97%
93%
94%
97%
97%
92%
92%
97%
96%

91%
95%

94%
96%
96%
93%
95%
95%
96%
94%
87%
87%
91%
93%
92%
87%
91%
91%
93%
93%
92%

97%
93%
85%
94%
94%
98%
94%
91%
87%
89%
92%
95%
95%
94%
96%
97%
95%
99%
	94%	(a) (a) (a) (a)
$ 914
797
709
854
1,018

999
903
769
1,114
961
987
976
1,086
1,109
768
763

732
$ 931

$1,196
890
946
1,212
906
1,285
1,089
1,188
797
777
741
773
684
980
960
960
982
1,006
$    940

$763
1,097
 1,058
986
981
890
1,728
1,619
1,525
1,505
1,320
904
896
1,049
821
782
827
877
$1,056

$0.94
0.93
0.92
0.94
1.19

1.24
1.02
0.91
1.22
1.12
0.99
1.05
1.06
1.09
0.91
0.90

0.84
$1.03

$0.96
1.18
1.14
1.08
0.98
0.82
1.02
1.00
0.87
0.81
0.75
0.78
0.75
0.96
0.88
0.82
0.99
0.89
$0.91

$0.78
0.87
1.08
0.82
0.81
1.00
1.37
1.12
1.14
1.09
0.72
1.05
1.07
0.78
0.78
0.82
0.82
0.73
$0.93

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Stabilized Apartment Communities as of March 31, 2002
Community	No. of Apt. Homes	March 31, 2002 Occupancy	March 31, 2002 Scheduled Rent Per Unit Square Foot

Austin, TX
Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Totals/Averages

Dallas, TX
Gables at Pearl Street
Gables CityPlace
Gables Green Oaks
Gables Mirabella
Gables San Raphael (JV)
Gables Spring Park
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Memphis, TN
Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Nashville, TN
Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Orlando, FL
Gables Celebration
Gables Chatham Square (b)
The Commons at Little Lake Bryan (b)
  Totals/Averages

Washington D.C.
Gables Dupont Circle
Totals/Averages

	308 160 256 273 276 148 256 1,677 108 232 300 126 222 188 150 319 1,645 345 464 500 1,309 254 364 272 276 1,166 231 448 280 959 82 82	92% 87% 93% 100% 90% 91% 96% 93% 95% 97% 93% 94% 94% 97% 98% 96% 95% 90% 93% 89% 91% 91% 89% 94% 88% 90% 86% 100% 100% 97% 94% 94%	$1,152 1,565 1,166 1,342 892 1,230 1,360 $1,220 $1,345 1,381 863 1,196 964 981 1,197 956 $1,069 $856 689 689 $733 $894 688 661 636 $714 $1,194 -- -- $1,194 $2,665 $2,665	$1.21 1.35 1.18 1.42 1.08 1.13 1.46 $1.27 $1.23 1.31 0.90 1.31 1.07 0.93 1.19 0.94 $1.07 $0.87 0.74 0.78 $0.79 $0.79 0.73 0.73 0.68 $0.73 $1.03 -- -- $1.03 $2.74 $2.74
Grand Totals/Averages	22,682	93%	$ 980	$0.97
(a) (b)	This property is in renovation; therefore, occupancy is based on apartment homes available for lease.
This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio Indebtedness Summary at March 31, 2002
Type of Indebtedness	Balance	Percentage of Total	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate:
Unsecured fixed-rate senior notes Unsecured fixed-rate notes	$250,000 114,617	28.0% 14.3%	7.07% 8.32%	7.07% 8.32%	3.50 2.40
Secured fixed-rate notes Tax-exempt fixed-rate loans	138,615 69,120	16.1% 8.0%	7.71% 6.23%	7.71% 6.47%	6.06 5.51
Total fixed-rate indebtedness	$572,352	66.3%	7.37%	7.40%	4.14
Variable Rate:
Tax-exempt variable-rate loans	$170,955	19.8%	1.49%	2.48%	4.34
Unsecured variable-rate credit facilities	119,389	13.8%	2.45%	2.45%	2.12
Total variable-rate indebtedness	$290,344	33.7%	1.88%	2.47%	3.43
Total portfolio debt (c), (d)	$862,696	100.0%	5.53%	5.74%	3.90

(a) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b) Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 2002 for purposes of interest capitalization were $138,571.

(d) Excludes (i) $16.4 million of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $73.8 million of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $52.1 million of indebtedness related to a joint venture in which we own an 8.3% interest.

 SUPPLEMENTAL DISCUSSION - Funds From Operations and Adjusted Funds From Operations

       We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report.  FFO is determined based on the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").   FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended March 31,
	2002		2001
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$25,753 5,697 595 6,292		$ 8,797 2,479 48 2,527
Real estate depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets - continuing operations
     Joint venture real estate assets - discontinued operations
Total	11,990 48 351 51 12,440		10,734 140 473 51 11,398
Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets - continuing operations
     Joint venture real estate assets - discontinued operations
Total	( 17,906 ( 2,198 ( 1,007 ( 747 ( 21,858	) ) ) ) )	- - - - -
Funds from operations - basic and diluted	$22,627		$22,722
Recurring, non-revenue enhancing capital expenditures: Carpet and flooring Appliances Other additions and improvements Total capital expenditures	1,212 152 1,470 2,834		811 174 1,557 2,542
Adjusted funds from operations - diluted	$19,793		$20,180
Average shares and Units outstanding - basic	30,505		29,860
Average shares and Units outstanding - diluted	30,670		30,012

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

       Refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.
Part II - Other Information
Item 1:		Legal Proceedings
None
Item 2:		Changes in Securities

During the period commencing on January 1, 2002 and ending on March 31, 2002, we issued to limited partners of the Operating Partnership 121,893 common shares (valued at approximately $3,623,879 at the time of issuance) in exchange for 121,893 Units. Such shares were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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
GABLES RESIDENTIAL TRUST
Date:	May 14, 2002	/s/ Marvin R. Banks, Jr.
Date:	May 14, 2002

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)