Form 10-K
period 2002-12-31
GABLES RESIDENTIAL TRUST
filed 2003-03-31
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12590

GABLES RESIDENTIAL TRUST
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-2077868 (I.R.S. employer identification no.)

777 Yamato Road, Suite 510 Boca Raton, FL
33431 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (561) 997-9700

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
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes       X         No _______

      As of June 28, 2002, the aggregate market value of the 24,359,993 common shares held by non-affiliates of the Registrant was $777,814,576 based upon the closing price of $31.93 on the New York Stock Exchange composite tape on such date. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of March 14, 2003, there were 24,493,262 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      Information contained in Gables' Proxy Statement relating to its Annual Meeting of Shareholders to be held May 13, 2003 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2002
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

ITEM 1.  BUSINESS

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We are a REIT formed in 1993 under Maryland law to continue and expand the apartment community operations of our privately owned predecessor organization. We completed our initial public offering on January 26, 1994. Our executive offices are located at 777 Yamato Road, Suite 510, Boca Raton, Florida 33431, and our common shares are listed on the NYSE under the symbol GBP. Substantially all of our business is conducted through and all of our interests in property are held by or through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. At December 31, 2002, we were an 80.8% economic owner of the common equity of the Operating Partnership.

Business Objective and Strategies

       Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average. We use the National Association of Real Estate Investment Trusts ("NAREIT") Equity Residential REIT Total Return Index (the "NAREIT Apartment Index") as the benchmark for the multifamily sector average.   To achieve our objective, we employ a number of business strategies which are outlined below:

     Investment Strategy. Our investment strategy is research-driven. In order to outperform the sector index, we seek to (1) invest in markets that have growth potential that exceeds the national average and (2) select markets that have complementary economic drivers so that our portfolio has less volatility than the national average. We believe that the success of a real estate investment is predicated on three basic factors: (1) macro-market fundamentals, (2) specific sub-market dynamics and (3) product decisions.

      Our objective is to own a portfolio of high-quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis.

       Real estate is a cyclical business and, as a long-term owner and operator of apartment communities, we believe it is important to evaluate performance potential throughout various economic cycles. We also believe that job creation and household formation are key components of demand for apartment communities. Research has shown that certain markets in the United States create more jobs and are more resilient to national economic downturns than others. In addition, we believe that the industrial job base of various markets can provide economic diversity through portfolio allocation that, in turn, can reduce volatility in performance. These factors, along with other macro-demographic characteristics, have led us to identify markets in which to make real estate investments.

      We believe that within a macro-market environment, apartment communities located in different sub-markets can have different economic performance, and that specific sub-market locations are the primary factor in determining the potential for investment returns to exceed macro-market results. Factors that differentiate specific sub-markets within a macro-market include, among other items, proximity to employment centers, entertainment and shopping, quality of education systems, availability of land that could be used to introduce new apartment communities and the local entitlement process. It is our belief that apartment communities located in close proximity to these areas and areas with high barriers to entry through lack of available land and/or difficult entitlement processes should produce economic performance that exceeds that of apartment communities in locations without those characteristics. We refer to our desired locations as Established Premium Neighborhoods™, or EPNs, as compared to suburban locations that lack many of these differentiating characteristics. A key component used to identify EPNs is the average cost per square foot for single family housing. We believe that the single family housing market is very efficient in pricing the quality of housing and the proximity of neighborhoods to employment centers, entertainment, shopping, and quality education systems. By identifying these highly desirable neighborhoods where people are spending the most on a per square foot basis to live, and targeting them for investment, we believe we can achieve economic performance from our apartment communities that exceeds macro-market results.

      The third component of our investment strategy is product specific. Our target resident is the affluent renter-by-choice who desires a high quality apartment community in which to live. We perform and commission extensive market research in an effort to design apartment communities that meet the current and future desires of our target customers. In addition, we invest for the long term by acquiring and developing apartment communities with high quality construction materials and amenities. We believe that long-term maintenance and capital expenditure requirements are reduced by investing additional capital up front in apartment communities built with quality construction materials. This strategy reduces the volatility associated with our cash flow streams relative to our competitors. The timeless design and high quality of the product targeted to the affluent renter-by-choice also gives us a competitive advantage over many other apartment owners through our ability to sell assets to condominium converters at prices in excess of apartment valuations. We have received numerous local and national awards and recognition for the quality of our apartment communities.

      In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and can proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of development, construction, acquisition and disposition. Since 1982, we have been involved in the development and construction, acquisition and disposition of approximately 35,000, 20,000 and 29,000 apartment homes, respectively.

     Operating Strategy. We adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand. We believe that such communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high occupancy levels and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow.

      We are continuing to pursue a long-standing strategy of brand name development by linking the "Gables" name to our communities. This strategy is intended to reinforce our reputation for excellent service and build recognition of our multifamily communities as a high quality, recognizable brand. We believe that increased consumer recognition of the "Gables" brand name in each of our markets enhances our ability to attract new residents, increases the markets' perception of our communities as high quality residential developments and enhances our relationships with local authorities.

      We operate our communities to maximize sustainable cash flow growth and create long-term real estate value. This strategy is achieved by proactive marketing and leasing of apartment homes, providing the best possible resident service, generating economies of scale to lower expenses and maintaining our communities to the highest standards. We believe that excellent service and branding thereof will distinguish us from our competitors, retain current residents and attract new prospects.

      We employ a number of operating strategies based on market fundamentals and prediction models in order to generate sustainable operating cash flow that exceeds the macro-market and our competitors. Our innovative web-based property management system provides real-time financial and marketing information for all of our communities, and effectively summarizes operating and marketing data critical for making accurate daily decisions. The system also compiles demographic profile information on prospective and current residents, allowing us to effectively target our customer base through our branding efforts. We also utilize the Internet extensively as a marketing tool to attract new customers through our award-winning web site at www.gables.com. All of our communities have high-speed internet access. Capturing and analyzing macro-market and EPN sub-market data through our sophisticated operating systems allows us to perform analyses via our proprietary prediction models. As a result of these analyses, we may choose an operating tactic for a particular market aimed at maximizing rental rate growth while increasing short-term vacancy exposure. In other scenarios, a focus on maximizing occupancy at the expense of rental rate growth may deliver the best operating cash flow results. We may also utilize different operating tactics for assets that are targeted for disposition in order to maximize the sales price based on current market underwriting conditions. These and other operating tactics are employed to maximize sustainable cash flow growth and create long-term real estate value for shareholders relative to our competitors.

     Human Resources Strategy. Our aim is to be the employer of choice within the industry, with a mission of Taking Care of the Way People Live ® . A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated multifamily apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 10% of our associates have tenure in excess of 10 years. Average tenure for executive officers, vice presidents and regional managers, and property managers is over 12 years, 10 years and 5 years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

      We believe our success with human resource strategies is primarily due to our empowerment of associates and our career development and training. The results of our business operations are ultimately based on a series of local decisions. As a result, we believe the best way to run our business is to equip the most qualified people to make the best possible decisions. By empowering associates to make decisions at a local level, we increase customer and associate satisfaction. We operate each of our apartment communities as a business unit. Property managers and other on-site associates are responsible for achieving economic goals associated with revenues, occupancy and expenses relative to their macro-market, in addition to maintaining assets to a high standard in order to ensure long-term success potential. Empowering associates with responsibility and encouraging decision making requires hiring the highest caliber associate and allocating extensive resources to training and career development.

      We are committed to training at all levels within our organization, from newly hired associates to senior management. This commitment is aimed at ensuring the competitive advantage inherent in the expertise of our associates and deep bench strength, which facilitates succession planning at all levels. Our service-oriented philosophy is branded and reinforced through our college of career development, Gables University. This comprehensive training system established for our employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, the School of People Resources and the School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of our markets. We believe recognition programs reinforce our culture and branding philosophy.

      A key component to achieving our objectives is the alignment of interests between associates and shareholders. Share ownership is prevalent throughout our organization and includes property and maintenance managers as well as members of the board of trustees. Approximately 40% of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

      Capital Strategy. Real estate investments are capital intensive. As a result, capital allocation decisions significantly impact total return to shareholders. Our objective is to produce unleveraged internal rates of return ("IRRs") during our investment hold period that exceed our long-term weighted average cost of capital. An integral part of our capital strategy involves maintaining financial flexibility via a conservative balance sheet that is investment grade. We have investment grade, senior unsecured debt ratings from Moody's Investors Service and Standard and Poor's of Baa2 and BBB, respectively. Our Series C Preferred Shares are also investment grade rated by those firms at baa3 and BBB-, respectively. We believe our conservative credit profile provides security for shareholders and is a competitive advantage over companies without the financial flexibility associated with investment grade balance sheets.

      Our attention to return on invested capital manifests itself through a very focused approach to managing our capital structure. We are able to recycle existing capital through asset dispositions, which allows us to re-deploy capital into investments with higher return potential. In certain situations, we may also capitalize on the arbitrage that exists between the private market valuation of our assets and a discounted public market valuation of our common shares by selling assets and repurchasing stock. We have access to capital through a variety of sources, including debt financing and borrowing, common equity, preferred equity and private equity via direct investment, in addition to internally generated equity through asset dispositions and retained cash flow.

      Ancillary Business Strategy.We are involved in ancillary business lines which include third-party property management, development and construction, corporate rental housing and asset disposition brokerage services. Our expertise in these areas stems from our core competencies. In addition, we are innovative in identifying and capitalizing on new services desired by our residents that provide for increases in earnings and high returns on invested capital. Regular feedback from residents and our clients provides avenues for enhanced service and earnings potential.

      As of December 31, 2002, we managed 83 multifamily communities for third parties and unconsolidated joint ventures, comprising approximately 24,052 apartment homes. These fee management contracts are maintained with a total of approximately 50 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

       2002 Significant Events. Apartment fundamentals on a national basis deteriorated during 2002 as a result of the economic recession and associated job losses, coupled with low mortgage rates which resulted in an increase in home purchases by apartment residents. Reduced interest rates also contributed to a decline in the capitalization rates ("cap rates") used by investors to acquire apartments. These reduced cap rates resulted in very attractive asset disposition prices for apartments. We sold approximately $196 million of assets in 2002 including gross sales prices of $104 million for assets owned by joint ventures. Our share of the proceeds from these sales exceeded $100 million and generated gains to us of approximately $31 million or $1.01 per diluted share.

       Due to deteriorating fundamentals and relatively high asset valuations we did not acquire any operating apartment communities in 2002. In addition, we significantly scaled back our development activities. We only commenced construction on one new development in 2002; the second phase of a joint venture community in Tampa, in which we own a 20% interest. Our capital commitment to this venture for such development is less than $3 million.

       During 2002, we refinanced approximately $308 million of indebtedness and preferred capital in a series of transactions that served to reduce our weighted average cost of this capital by approximately 1.0%.

       Effective with the fourth quarter of 2002, we adopted a policy of a monthly dividend on our common shares instead of a quarterly payment. This was done in anticipation of the demographic shift associated with the aging of the Baby Boomer generation. This change improves our relative total return, as well as aligns the timing of cash flow from dividends with the cash flow needs of investors who have monthly, not quarterly, expense obligations.

      Apartment Portfolio. As of December  31, 2002, we owned 74 stabilized multifamily apartment communities comprising 20,422 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in two stabilized apartment communities comprising 621 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned nine multifamily apartment communities under development or in lease-up at December 31, 2002 that are expected to comprise 2,410 apartment homes upon completion and an indirect 20% interest in four apartment communities under development or in lease-up at December 31, 2002 that are expected to comprise 967 apartment homes upon completion. In addition, as of December 31, 2002, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise an estimated 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

      Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprises 93% of our total revenues for each of the three years in the period ended December 31, 2002.

      Management Structure. We have been responsible for the development or acquisition of approximately 55,000 apartment homes since 1982 and our senior management team has, on average, in excess of 12 years experience in the multifamily industry. We provide a full range of integrated real estate services through a team of approximately 1,315 associates who have expertise in property operations, development, construction, acquisition and disposition. We maintain offices in Atlanta, Austin, Boca Raton, Dallas, Houston, Tampa and Washington, D.C., each with its own fully integrated organization, including experienced in-house management, development, construction, acquisition and disposition teams with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which empowers highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance and accounting functions are controlled by a central staff located in Atlanta.

     Competitive Advantages. We believe that we have several competitive advantages that will assist us in achieving our objective of producing total returns that exceed the NAREIT Apartment Index. These advantages include:
A fully integrated organization: a fully integrated organization with a track record of approximately 20 years in all phases of real estate property management, development, construction, rehabilitation, acquisition, disposition, financing and marketing.

Strategic portfolio diversification: a research-driven strategy that has identified major markets for investment that are geographically independent, rely on diverse economic foundations, have generated and are projected to continue to generate job growth substantially above national averages and have shown resiliency to national economic downturns.

Product focus: a portfolio concentration of class AA/A apartment communities that are located primarily in Established Premium Neighborhoods™ and are targeted toward the affluent renter-by-choice, and include garden, townhome and higher density apartment communities.

Local presence in multiple markets: an established local presence in each of our markets, which we serve through an experienced team of associates with superior knowledge of local markets and a culture based on empowerment which provides incentives for outstanding performance at all levels.

Technologically savvy: a sophisticated information technology system that is web-based and provides real-time information that leads to better decision making through extensive use of proprietary prediction models.

Brand recognition: a service-oriented philosophy which focuses on offering extensive resident amenities and services in high quality apartment homes to increase occupancy, rental rates and net operating income.

The Operating Partnership

      Structured as an UPREIT, the Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or indirectly through subsidiaries, all of our assets. As of December 31, 2002, we held directly, or indirectly through Gables GP, 80.8% of the common equity of the Operating Partnership. Through Gables GP, our wholly-owned subsidiary and the sole general partner of the Operating Partnership, we control the Operating Partnership. The board of directors of Gables GP, the members of which are the same as the members of our board of trustees, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. Our limited partner and indirect general partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our economic interest and entitle us to vote on all matters requiring a vote of the limited partners.

      Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain real estate assets to the Operating Partnership primarily in connection with the IPO and the acquisition of Trammell Crow Residential South Florida. The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than us, at the request of the holder, for an amount equal to the fair market value of one of our common shares at the time of redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to us.

      We may cause the Operating Partnership to issue additional Units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that in certain circumstances defer some or all of the sellers tax consequences. We believe that many potential sellers of multifamily apartment communities have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial federal income tax deferral.

The Management Company

      Our fee management operations are conducted through Gables Residential Services, Inc., a wholly-owned subsidiary of the Operating Partnership. Gables Residential Services also provides other services to third parties, including construction, corporate rental housing and brokerage. A portion of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Internal Revenue Code (the "Code").

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

      The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past 20 years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.
Environmental and Related Matters

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties as a result of the contamination.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to borrow against, sell or rent such property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the ownership, operation, management and development of our communities and other real estate assets, we may be potentially liable for such damages and costs.

      Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of reconstruction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real estate assets for personal injury associated with exposure to ACMs. In connection with the ownership, operation, management and development of our communities and other real estate assets, we may be potentially liable for such costs.

      In addition, studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the U.S. Environmental Protection Agency ("EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (the "Recommended Action Level").  The presence of radon in concentrations equal to or greater than the Recommended Action Level in a community may adversely affect our ability to rent apartment homes in that community and the market value of the community.

      Finally, federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers any known lead-paint hazards and will impose treble damages for failure to so notify. In addition, lead-based paint in any of our communities may result in lead poisoning in children residing in that community if chips or particles of such lead-based paint are ingested, and we may be held liable under state laws for any such injuries caused by ingestion of lead-based paint by children living at our communities.

      Our assessments of our communities have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. Nevertheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (1) future laws, ordinances or regulations will not impose any material environmental liability, or (2) the current environmental condition of our communities will not be affected by residents, the condition of land or operations in the vicinity of the real estate assets, such as the presence of underground storage tanks, or the actions of third parties unrelated to us.

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

       Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture issue remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not uncommon, there has been increased awareness in recent years that certain molds may, in some instances, lead to adverse health effects, including allergic or other reactions.  To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture.  We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented.  However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner.  If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.

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

       We cannot assure that we will have full coverage under our existing policies for property damage or liabilities to third parties arising as a result of exposure to mold or a claim of exposure to mold at a particular property.  See the discussion under "Environmental and Related Matters" above.

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

Policies with Respect to Significant Business Activities

      The following is a discussion of our investment, financing and other significant policies. These policies have been established by our board of trustees and may be amended or revised from time to time by the board of trustees without a vote of the shareholders, except that (1) we cannot change our policy of holding assets and conducting business only through the Operating Partnership, Gables Residential Services and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (2) changes in policies with respect to conflicts of interest must be consistent with legal requirements, and (3) we cannot take any action intended to terminate our qualification as a REIT without the approval of the holders of two-thirds of our common shares.

      Investment Policies. We conduct all of our investment activities through the Operating Partnership and its subsidiaries. Our investment objectives are to provide monthly cash distributions and achieve long-term capital appreciation through increases in our value. We may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell communities or other properties, in whole or in part, when circumstances warrant. We may also participate with third parties in apartment community ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or financing or indebtedness incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over common shares and any distributions thereon.

      While we emphasize equity real estate investments in multifamily apartment communities, we may, at the discretion of the board of trustees, invest in other types of equity real estate investments and mortgages, including participating or convertible mortgages and other real estate interests. We currently intend to invest in apartment communities in specifically identified markets. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of our assets. We will not have any limit on the amount or percent of our assets invested in one property. Subject to certain customary covenants associated with our unsecured debt financing and the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, other entities engaged in real estate activities or which provide services to the real estate industry, or securities of other issuers, including for the purpose of exercising control over such entities. We may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with our investment policies. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio. We will not enter into a joint venture or partnership to make an investment that would not otherwise meet our investment policies. Investment in these securities is also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940.

      Financing Policies. Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 2002 market value of our outstanding common shares and Units plus total consolidated debt and preferred shares and Units at liquidation value, was 53.0% at December 31, 2002. Excluding construction-related indebtedness, this ratio was 49.4% at December 31, 2002. This ratio will fluctuate with changes in the market price of our common shares and the number of outstanding common shares and Units or other forms of shares or Units of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company's assets and operations, we believe that, in most circumstances, the debt to fair market value ratio may provide an alternate indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of indebtedness. Estimates of the fair market value of our assets are not always readily available through public channels due to the inherent complexity associated with valuing each of our assets. During time periods when the public valuation of equity securities is in-line with the private valuation of real estate assets, the debt to total market capitalization ratio may provide an alternative indication of leverage for a company whose assets are primarily income-producing real estate and could be evaluated along with the debt service coverage and underlying components of indebtedness.

         We currently have a policy of incurring debt only if the ratio of debt to total market capitalization (assuming total market capitalization and fair market value of our assets are in-line) would be 60% or less. Our declaration of trust and bylaws do not, however, limit the amount or percentage of indebtedness that we may incur. In addition, we may from time to time modify our debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of our communities, general conditions in the market for debt and equity securities, fluctuations in the market price of common shares, growth opportunities and other factors. Accordingly, we may increase our debt to total market capitalization ratio beyond the limits described above. To the extent that the board of trustees decides to obtain additional capital, we may raise capital through asset dispositions, additional equity offerings, debt financings or retention of cash flow as allowable under the Code in order to maintain REIT tax status, or a combination of these methods. We presently anticipate that any additional borrowings would be made through the Operating Partnership, although we might incur indebtedness, the proceeds of which would be loaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property owning partnership, and may have full or limited recourse to all or any portion of our assets, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by us may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any of our borrowings may be used for working capital to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole.

        We currently have a senior unsecured debt rating of BBB from Standard and Poor's and Baa2 from Moody's Investors Service. Our Series C Preferred Shares currently have a rating of BBB- from Standard and Poor's and baa3 from Moody's Investors Service.  We intend to adhere to financing policies that will allow us to maintain these investment grade credit ratings.

      Conflict of Interest Policies. As part of their employment agreements, each of Chris Wheeler (Chairman, President and Chief Executive Officer), Marvin Banks (Senior Vice President and Chief Financial Officer), David Fitch (Senior Vice President and Chief Investment Officer) and Mike Hefley (Senior Vice President and Chief Operating Officer) is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under certain circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment community management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain certain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements for Mr. Wheeler, Mr. Banks and Mr. Hefley terminate on January 1, 2004, and the employment agreement for Mr. Fitch terminates in February 2004. These agreements are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement's expiration that the agreement will not be renewed.

      In addition, members of our board of trustees as well as officers ("Senior Management") are bound by a conflict of interest policy which narrowly focuses on business activities of Senior Management which may compete directly with our business in the multifamily sector. Under this policy, Senior Management must refrain from engaging in activities such as serving as a director, trustee, officer, employee, partner, consultant, agent, investor, lender, or a significant financial stakeholder in an enterprise that engages, or proposes to engage in the acquisition, development, management, ownership, operation or disposition of multifamily apartment communities in any market in which we are currently present or contemplating entering.

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

      We have adopted a policy that, without the approval of a majority of our board of trustees who are neither officers nor affiliated with us, we will not (1) acquire from or sell to any trustee, officer or employee or any entity in which a trustee, officer or employee of our company beneficially owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property, (2) make any loan to or borrow from any of the foregoing persons, or (3) engage in any other transaction with any of the foregoing persons.

Other Information

       Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the "SEC Filings" section of our website located at http://www.gables.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

Risk Factors

      Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the information included or incorporated by reference in this document before you decide to purchase our securities. This section includes certain forward-looking statements.

    Development and construction risks could impact our profitability.We intend to continue to develop and construct multifamily apartment communities. Our development activities may be exposed to the following risks:

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

  Occupancy rates and rents at a newly completed development community may fluctuate depending on a number of factors, including market and economic conditions, and may result in the community not being profitable;

  We may not be able to obtain financing with favorable terms for the development of a community, which may make us unable to proceed with its development; and

  We may be unable to complete construction and lease-up of a community on schedule, resulting in increased debt service expense and construction costs.

           Acquisitions may not yield anticipated results.We intend to continue to acquire multifamily apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:

  The acquired community may fail to perform as we expected in analyzing our investment; and

  Our estimate of the costs of any necessary repositioning or redeveloping the acquired community may prove inaccurate.

       Policy of limiting debt level may be changed.While our current policy is not to incur debt that would make our ratio of debt to total market capitalization (assuming total market capitalization and fair market value of our assets are in-line) greater than 60%, our declaration of trust and bylaws do not contain any such limitations. Our ratio of debt to total market capitalization as of December 31, 2002 was 53%. Because we do not have any debt incurrence restrictions in our declaration of trust or bylaws, we could increase the amount of outstanding debt at any time. In the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt.

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

       Rising interest rates would increase interest costs and could affect the market price of our securities.We expect to incur variable-rate debt under credit facilities and other interim financing vehicles in connection with the acquisition, construction and renovation of multifamily apartment communities in the future, as well as for other purposes. In addition, we have tax-exempt bonds, as described more fully below, that bear interest at a variable rate.  Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding securities.

        Interest rate hedging contracts may involve material changes and may not provide adequate protection.From time to time, when we anticipate offerings of debt securities, we may seek to decrease our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do so to increase the predictability of our financing costs. Also, from time to time, we rely on interest rate hedging contracts to offset our exposure to moving interest rates with respect to debt financing arrangements at variable interest rates. The settlement of interest rate hedging contracts has in the past and may in the future involve charges to earnings that may be material in amount. Such charges are typically driven by the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, there is no guarantee that we will be able to maintain our hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our outstanding indebtedness at any such time. If our efforts are unsuccessful, we may not meet our objective of reducing the extent of our exposure to interest rate fluctuations.

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
  our ability to provide adequate management, maintenance and insurance; and
  increased operating costs including real estate taxes and insurance.

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

      Increased competition and low mortgage interest rates could limit our ability to lease apartment homes or increase or maintain rents. Our apartment communities in metropolitan areas compete with numerous housing alternatives in attracting residents, including other rental apartments and single-family homes that are available for rent, as well as new and existing single-family homes for sale. Competitive residential housing in a particular area or housing alternatives that are made competitive by a low mortgage interest rate environment could adversely affect our ability to lease apartment homes and to increase or maintain rents.

       Significant new operations and acquired communities under management require integration with the existing business and, if not properly integrated, could create inefficiencies.Our ability to manage growth effectively will require us, among other things, to successfully apply our experience in managing our existing portfolio of multifamily apartment communities to a larger number of assets. In addition, we must be able to successfully manage the integration of new management and operations personnel as our organization grows in size and complexity.

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

      Failure to qualify as a REIT would cause us to be taxed as a corporation which would significantly lower cash available for distributions to shareholders.  If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

      If, in any taxable year, we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates, plus any applicable alternative minimum tax. In addition, unless we are entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of cash available for distributions to our shareholders. Furthermore, we would no longer be required to make distributions to our shareholders.

     Potential liability for environmental contamination and related matters could result in substantial costs.We are in the business of acquiring, owning, operating and developing real estate assets. From time to time we will sell to third parties some of our assets. Under various federal, state and local environmental laws, we may be required, often regardless of our knowledge or responsibility but solely because of our current or previous ownership or operation of real estate, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at those properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by us in connection with any contamination. These costs could be substantial. The presence of such substances or the failure to properly remediate the contamination may materially and adversely affect our ability to borrow against, sell or rent the affected asset. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with the contamination.

      Finally, when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or is not addressed. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at a community we own could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community's residents or the complete rehabilitation of the community.

     Potential liability for losses not covered by insurance could result in substantial costs.We may incur casualty losses that are not covered by insurance. We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an "all risk" basis, including losses covered by acts of terrorism. However, following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, our "all risk" insurance coverage in place for the current policy year contains specific exclusions for losses attributable to acts of terrorism. The cost and limited availability of specific third party insurance coverage for losses from acts of terrorism have made it commercially unreasonable for us to secure such coverage. Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected community and the capital we have invested in the affected community; depending on the specific circumstances of the affected community it is possible that we could be liable for any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and financial condition and results of operations.

ITEM 2.  PROPERTIES
      As of December 31, 2002, we owned or had an interest in 80 stabilized communities consisting of 22,506 apartment homes, and owned or had an interest in 13 development/lease-up communities consisting of 3,377 apartment homes. The communities, comprising a total of 25,883 apartment homes, are located in Texas, Georgia, Florida, Tennessee and Washington, D.C.   The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

	Number of Communities			Number of Apartment Homes
Metropolitan Area	Stabilized	Development/ Leaseup	Total	Stabilized	Development/ Leaseup	Total	Percent of Total Apartment Homes
Atlanta, GA (a)	19	3	22	5,568	587	6,155	23.8%
Houston, TX (b)	18	1	19	5,416	312	5,728	22.1%
South FL	17	1	18	4,729	311	5,040	19.5%
Dallas, TX	8	2	10	1,600	535	2,135	8.3%
Austin, TX	7	1	8	1,677	458	2,135	8.2%
Memphis, TN (c)	3	-	3	1,309	-	1,309	5.1%
Orlando, FL	3	1	4	959	315	1,274	4.9%
Nashville, TN (d)	4	-	4	1,166	-	1,166	4.5%
Tampa, FL (e)	-	4	4	-	859	859	3.3%
Washington, D.C.	1	-	1	82	-	82	0.3%
Totals	80	13	93	22,506	3,377	25,883	100.0%
(a)	Includes a stabilized community comprising 435 apartment homes and a development/lease-up community comprising 274 apartment homes in which we have a 20% interest.
(b)	Includes a stabilized community comprising 186 apartment homes in which we have a 20% interest.
(c)	Includes a stabilized community comprising 345 apartment homes in which we have a 25% interest and a stabilized community comprising 500 apartment homes in which we have an 8.26% interest.
(d)	Includes two stabilized communities comprising 618 apartment homes in which we have an 8.26% interest.
(e)	Includes three development/lease-up communities comprising 693 apartment homes in which we have a 20% interest.

      Stabilized Communities.We developed 39 communities consisting of 11,128 apartment homes and acquired 41 communities consisting of 11,378 apartment homes. We manage and operate all of the stabilized communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 2002, the communities had an average scheduled monthly rental rate per apartment home of $976 or $0.96 per square foot and a physical occupancy rate of 94%. The average age of the communities is approximately twelve years.

       Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. All of our communities have high-speed internet access. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our stabilized communities at December 31, 2002 follows:

Stabilized Community Features as of December 31,  2002

Community (a)	No. of Apt. Homes	Approx. Rentable Sq. Ft. (b)	Total Acreage	Year Constructed/ Renovated	Year Acquired	Average Unit Size (Sq. Ft.)	Occupancy at 12/31/02	Scheduled Rent at 12/31/02 Per Unit Sq. Ft.
Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (d)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Rock Springs I
Gables Vinings (e)
Gables Walk
Gables Wood Arbor (e)
Gables Wood Crossing (e)
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek (e), (f)
Roswell Gables I (e)
Roswell Gables II (e)
Spalding Gables (e)
Wildwood Gables (e), (f)
Totals/Averages

Houston,  TX
Gables Austin Colony (e)
Gables Bradford Place
Gables Bradford Pointe
Gables Cityscape (e)
Gables Citywalk/
  Waterford Sq. (e)
Gables Edgewater
Gables Lions Head (e)
Gables Metropolitan Uptown
Gables Meyer Park I
Gables Meyer Park II
Gables of First Colony
Gables Piney Point (e)
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II (e)
Gables Windmill
   Landing (e)
Gables White Oak (d)
Totals/Averages

South FL
Cotton Bay (e)
Gables Boca Place (e)
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony (e)
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony (e), (f)
Gables Town Place (e)
Gables Wellington
Hampton Lakes (e)
Hampton Place
Mahogany Bay (e)
Vinings at Hampton
   Village (e)
Totals/ Averages

104
162
182
435
438
183
82
188
315
310
140
268
380
312
603
384
284
252
546
5,568

 237
372
360
252

317
292
277
318
345
296
324
246
581
474
140
140

 259
186
5,416

444
180
252
296
480
246
189
249
343
180
172
312
222
300
368
328

168
4,729

128,976
122,548
150,610
487,472
406,676
280,701
127,990
209,745
336,735
367,226
127,540
257,012
377,340
311,064
552,384
417,288
334,268
249,333
619,710
5,864,618

 231,621
320,322
276,417
214,824

255,823
257,339
233,796
290,141
297,054
294,908
321,848
227,880
592,709
483,740
118,020
118,020

 224,689
162,552
4,921,703

436,460
175,812
302,148
357,653
426,590
311,176
273,606
332,683
475,506
329,978
147,724
260,192
297,138
317,004
352,528
330,459

202,752
5,329,409

5.2
3.5
5.5
15.0
36.1
9.9
12.7
28.7
15.2
19.7
9.9
22.3
23.8
19.6
49.8
28.3
28.3
11.2
37.9
 382.6

11.0
13.3
13.5
6.8

8.7
12.2
10.3
8.9
11.0
7.7
13.3
7.5
14.4
11.9
5.1
5.0

 9.8
   6.1
176.5

37.6
9.4
18.0
15.9
18.8
8.9
12.0
32.4
32.4
11.8
10.0
13.0
12.7
11.0
14.1
25.4

8.6
292.0

1995
1994
1989
2000
1988
2002
1978
1945-92
1997
1996-97
1987
1985-86
1983
1984
1969-72
1995
1997
1995
1992-93

1984
1991
1990
1991
1990/
1985
1990
1983
1995
1993
2002
1996
1994
1990
1992
1982
1983

1984
    2002

1986
1984
1996
1997
1986
1996
2000
1998
2000
1995
1985
1987
1998
1986
1985
1986

	1988	(c) (c)

--
1994
1994
--
1997
--
1997
1997
--
1997
--
--
--
--
1993
--
--
--
1991

1998
--
--
--
--/
1992
--
1998
--
--
--
1997
--
1996
1996
1987
1998

1998
--

1998
1998
1998
1998
1998
1998
--
1998
--
1998
1998
1998
1998
1998
1998
1998

1998

1,240
756
827
1,121
928
1,534
1,561
1,018
1,069
1,185
911
959
993
997
916
1,087
1,177
989
1,135
 1,053

 977
861
768
852

807
881
844
912
861
996
993
926
1,020
1,020
843
843

 868
  874
  909

983
977
1,199
1,208
889
1,265
1,448
1,336
1,386
1,833
859
834
1,338
1,057
958
1,007

1,207
1,127
96%
93%
95%
90%
93%
93%
96%
94%
93%
94%
89%
91%
96%
91%
90%
95%
95%
94%
92%
 93%

 95%
97%
95%
96%

97%
94%
97%
95%
91%
91%
98%
97%
95%
95%
94%
97%

 94%
94%
95%

95%
91%
95%
97%
97%
89%
95%
93%
93%
95%
72%
95%
98%
95%
97%
95%

98%
94%
$1,165
869
937
1,217
883
1,489
1,263
995
1,062
1,140
772
754
693
753
679
920
920
960
   845
 $ 922

$ 993
772
682
984

967
926
779
1,114
899
1,008
1,021
944
1,140
1,138
799
783

 719
967
$ 946

$763
 1,069
940
951
899
1,631
1,628
1,516
1,491
1,320
987
871
1,053
831
795
803

877
$1,045

$0.94
1.15
1.13
1.09
0.95
0.97
0.81
0.89
0.99
0.96
0.85
0.79
0.70
0.76
0.74
0.85
0.78
0.97
     0.74
 $0.88

 $1.02
0.90
0.89
1.15

1.20
1.05
0.92
1.22
1.04
1.01
1.03
1.02
1.12
1.11
0.95
0.93

 0.83
1.11
$1.04

$0.78
1.09
0.78
0.79
1.01
1.29
1.12
1.13
1.08
0.72
1.15
1.04
0.79
0.79
0.83
0.80

0.73
$0.93

Stabilized Community Features as of December 31,  2002

Community (a)	No. of Apt. Homes	Approx. Rentable Sq. Ft. (b)	Total Acreage	Year Constructed/ Renovated	Year Acquired	Average Unit Size (Sq. Ft.)	Occupancy at 12/31/02	Scheduled Rent at 12/31/02 Per Unit Sq. Ft.

Austin, TX
Gables at the Terrace
Gables Barton Creek (e)
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Green Oaks (g)
Gables Mirabella
Gables Spring Park
Gables State Thomas
    Townshomes
Gables Turtle Creek
Gables Valley Ranch (e)
Totals/Averages

Memphis, TN
Arbors of Harbortown (h)
Gables Cordova
Gables Stonebridge (i)
Totals/Averages

Nashville, TN
Brentwood Gables (i)
Gables Hendersonville (i)
Gables Hickory Hollow I (e)
Gables Hickory Hollow II (e)
Totals/Averages

Orlando, FL
Gables Celebration
Gables Chatham Square (j)
The Commons at Little Lake
    Bryan (j)
Totals/Averages

Washington D.C.
Gables Dupont Circle
Totals/Averages

	308 160 256 273 276 148 256 1,677 108 232 300 126 188 177 150 319 1,600 345 464 500 1,309 254 364 272 276 1,166 231 448 280 959 82 82
292,292
185,846
251,909
257,043
228,930
161,540
239,264
1,616,824

117,688
244,056
286,740
114,902
198,178

264,728
150,930
325,534
1,702,756

341,258
434,461
439,646
1,215,365

287,594
342,982
247,322
259,704
 1,137,602

267,417
503,263

289,436
1,060,116

79,895
		79,895	18.6 11.6 32.7 6.9 23.7 24.3 12.0 129.8 3.6 7.1 12.8 1.4 12.3 7.1 3.1 14.8 62.2 15.0 32.2 34.0 81.2 14.5 21.0 19.0 18.0 72.5 8.8 29.6 16.5 54.9 0.5 0.5	1998 1998 1998 1997 1993 1992 1996 1995 1995 1996 1996 1996 2002 1995 1994 1991 1986 1993-96 1996 1991 1988 1987 1999 2001 1998 1998	1998 2000 -- -- -- 1997 -- -- 1997 -- 1997 -- -- 1996 -- -- -- 1996 -- -- -- -- -- -- -- 2001	949 1,162 984 942 829 1,091 935 964 1,090 1,052 956 912 1,054 1,496 1,006 1,020 1,064 989 936 879 928 1,132 942 909 941 976 1,158 1,123 1,034 1,105 974 974	96% 93% 91% 93% 95% 93% 94% 94% 94% 96% 90% 93% 95% 93% 99% 93% 94% 95% 94% 85% 91% 85% 88% 88% 89% 88% 90% 100% 100% 98% 100% 100%	$1,083 1,374 1,012 1,363 839 1,171 1,328 $1,151 $1,344 1,381 827 1,214 950 1,811 1,176 929 $1,149 $879 691 694 $742 $911 688 655 649 $719 $1,116 -- -- $1,116 $2,665 $2,665	$1.14 1.18 1.03 1.45 1.01 1.07 1.42 $1.19 $1.23 1.31 0.86 1.33 0.90 1.21 1.17 0.91 $1.08 $0.89 0.74 0.79 $0.80 $0.80 0.73 0.73 0.69 $0.74 $0.96 -- -- $0.96 $2.74 $2.74
Grand Totals/Averages	22,506	22,928,288	1,252.2			983	94%	$976	$0.96
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j)	Except as noted in notes (d), (h), and (i), we hold fee simple title to each of the communities. Except as noted in notes (d), (e), (h), and (i), the communities are unencumbered.

In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida markets, rentable area is measured using only the air conditioned area.

Year renovated; these communities were originally constructed as follows: Buckhead Gables: 1964 and Wildwood Gables: 1972.

We hold an indirect 20% interest in these communities. These communities secure indebtedness totaling $32.7 million at December 31, 2002.

The denoted communities secure indebtedness totaling $329.1 million as of December 31, 2002.

These communities are in renovation; therefore, occupancy is based on units available for lease.

This community was sold in February 2003.

We hold an indirect 25% interest in this community. This community secures indebtedness of $16.4 million at December 31, 2002.

We hold an indirect 8.26% interest in these communities. These communities secure indebtedness totaling $52.1 million at December 31, 2002.

These communities are leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.

       Development and Lease-up Communities. The development communities have been designed to generally resemble the stabilized communities we developed previously and to offer similar amenities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development and lease-up communities at December 31, 2002 follows:
				Percent at December 31, 2002				Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs II (b)	233	$ 25	$ 18	35%	--	--	2 Q 2002	3 Q 2003	3 Q 2004	4 Q 2004
Austin, TX	Gables Grandview (c)	458	55	41	--	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Dallas, TX	Gables Ellis Street	245	46	6	87%	34%	26%	3 Q 2001	3 Q 2002	3 Q 2003	1 Q 2004
Dallas, TX	Gables State Thomas Ravello	290	48	8	86%	--	--	4 Q 2001	1 Q 2003	3 Q 2003	3 Q 2004
Houston, TX	Gables Augusta (c)	312	33	26	--	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Jupiter	311	38	31	--	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Tampa, FL	Gables Beach Park	166	22	17	--	--	--	1 Q 2003	4 Q 2003	2 Q 2004	3 Q 2004
	Subtotals	2,015	$267	$147
Co-Investment Development/Lease-up Communities (d):
Tampa, FL	Gables West Park Village II	297	$ 27	$ 13	48%	--	--	2 Q 2002	1 Q 2003	4 Q 2003	2 Q 2004
Tampa, FL	Gables West Park Village III	76	10	9	--	--	--	3 Q 2003	2 Q 2004	4 Q 2004	1 Q 2005
	Subtotals	373	$37	$ 22	(e)
Wholly-Owned Completed Communities in Lease-up:
Atlanta, GA	Gables Paces	80	$ 23		100%	74%	69%	3 Q 2000	1 Q 2002	2 Q 2002	2 Q 2003
Orlando, FL	Gables North Village	315	44		100%	85%	81%	4 Q 1999	4 Q 2000	2 Q 2002	2 Q 2003
	Subtotals	395	$67
Co-Investment Completed Communities in Lease-up (d):
Atlanta	Gables Metropolitan II	274	$ 32		100%	69%	63%	1 Q 2001	2 Q 2002	4 Q 2002	3 Q 2003
Tampa, FL	Gables West Park Village I (f)	320	35		100%	92%	88%	4 Q 2000	3 Q 2001	2 Q 2002	1 Q 2003
	Subtotals	594	$67
	Grand total	3,377

(a)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b)  This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.
(c)  These communities secure indebtedness totaling $4.4 million as of December 31, 2002.
(d)  These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.  These communities secure indebtedness of $45.4 million as of December 31, 2002.
(e)  Construction loan proceeds are expected to fund $13 million of these costs to complete at December 31, 2002. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.
(f)  This development community includes 40,000 square feet of commercial space which was 100% leased at December 31, 2002.

        Acquisition Right.In February 2003, we acquired an apartment community located in Austin comprising 239 apartment homes and 7,366 square feet of retail space.

      Undeveloped Sites.As of December 31, 2002, we owned one undeveloped site in South Florida on which we intend to develop a multifamily community in the future consisting of an estimated 450 apartment homes. In addition, we owned an adjacent site in South Florida which we intend to develop in the future for sale to a single-family home builder once the related land development is complete. We also owned additional sites at December 31, 2002; however, we do not currently intend to develop apartment communities on these sites in the foreseeable future. Instead, we intend to sell these land parcels on an as-is basis. There can be no assurance of when or if our undeveloped sites will be developed or sold.

      Development Rights. As of December 31, 2002, we had three development rights.

Development Rights	Metropolitan Area	Estimated Number of Apartment Homes
Gables City View Gables Stuart Gables Rothbury Square Total	Washington, D.C. South Florida Washington, D.C.	369 318 203 890

     There can be no assurance of when or if our development rights will be exercised.

      The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Development and Lease-up Communities," "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Risks associated with our development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs. Development of the undeveloped sites and development rights is subject to permits and other governmental approvals as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. There can be no assurance that we will decide or be able to develop or sell the undeveloped sites, complete development of all or any of the communities subject to the development rights, or complete the number of apartment homes shown above.

ITEM 3. LEGAL PROCEEDINGS
     Neither we nor any of our communities are presently subject to any material litigation or, to our knowledge, is any litigation threatened against us or any of our communities other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

Quarter Ended	High	Low	Dividend Declared
March 31, 2001 June 30, 2001 September 30, 2001 December 31, 2001 March 31, 2002 June 30, 2002 September 30, 2002 December 31, 2002 March 31, 2003 (through March 14, 2003)	$29.13 29.95 31.25 30.92 31.63 32.90 31.93 26.90 25.99	$26.61 27.26 28.66 26.25 28.00 29.45 23.50 21.25 24.02	$0.5675 0.5675 0.6025 0.6025 0.6025 0.6025 0.6025 0.6025 0.6025	(a) (b)
(a) Declared and paid monthly at a rate of $0.200833 per share for each month
(b) Declared and paid monthly at a rate of $0.200833 per share for each of
January and February and $0.200834 per share for March

       We have determined that, for federal income tax purposes, approximately 36.0% of the distributions for each of the four quarters of 2002 represented ordinary dividend income, 34.3% represented capital gains and the remaining 29.7% represented return of capital to our common shareholders.

       We currently intend to pay monthly dividends to our shareholders. Distributions are declared at the discretion of the board of trustees and will depend on our financial liquidity from cash provided by recurring real estate activities that include both operating activities and asset disposition activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors the board of trustees may deem relevant. The board of trustees may modify our distribution policy from time to time.

       Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our discretion to declare and pay dividends. In general, during any fiscal year, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution (as defined in the related agreement). The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level. We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions or our ability to declare dividends under our current dividend policy.

       On March 14, 2003, there were approximately 675 holders of record of our 24,493,262 outstanding common shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

       During the period commencing on October 1, 2002 and ending on December 31, 2002, we issued to limited partners of the Operating Partnership 132 common shares (valued at approximately $3,402 at the time of issuance) in exchange for 132 Units. Such shares were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

       On September 27, 2002, we sold 1,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (for an aggregate amount of approximately $40,000,000) to an institutional investor in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

       The following table sets forth selected financial and operating information. The following information should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

GABLES RESIDENTIAL TRUST SELECTED FINANCIAL AND OPERATING INFORMATION (Amounts in Thousands, Except Property and Per Share Data)
2002		2001		2000		1999		1998
Operating Information:
Rental revenues
Other property revenues
     Total property revenues
Other revenues
     Total revenues

Property operating and maintenance
   (exclusive of items shown separately below)
Depreciation and amortization
Property management (owned and third party)
Ancillary services
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Unusual items (a)
     Total expenses

Income from continuing operations before equity in income
     of joint ventures, gain on sale and minority interest
Equity in income of joint ventures
Gain on sale of previously depreciated operating real estate assets
Gain (loss) on sale of land and development rights
Minority interest of common unitholders in Operating Partnership
Minority interest of preferred unitholders in Operating Partnership
Income from continuing operations
Income from discontinued operations, net of minority interest
Income before extraordinary loss, net
Extraordinary loss from early extinguishment of debt, net of minority interest
Net income
Dividends to preferred shareholders

Net income available to common shareholders

Weighted average common shares outstanding - basic
Weighted average common shares outstanding - diluted

Per Common Share Information:
Income from continuing operations (net of preferred dividends) - basic
Income from discontinued operations, net of minority interest - basic
Income before extraordinary loss (net of preferred dividends) - basic
Net income available to common shareholders - basic
Income from continuing operations (net of preferred dividends) - diluted
Income from discontinued operations - diluted
Income before extraordinary loss (net of preferred dividends)  - diluted
Net income available to common shareholders - diluted
Dividends declared and paid

Other Information:
Cash flows provided by operating activities
Cash flows (used in) provided by investing activities
Cash flows (used in) provided by financing activities
Funds from operations (b)
Average monthly revenue per apartment home (c)
Average physical occupancy for stabilized communities
Gross operating margin (d)
Completed communities at year-end
Apartment homes in completed communities at year-end
Total return to Gables shareholders (e)
NAREIT Equity Residential REIT Total Return Index (f)

Balance Sheet Information:
Real estate assets, before accumulated depreciation
Total assets
Notes payable
Shareholders' equity, minority interest and Series Z
    Preferred Shares

Funds From Operations Reconciliation:
Net income available to common shareholders
Minority interest of common unitholders in Operating Partnership (g)
Real estate asset depreciation and amortization (g), (h)
Extraordinary loss, net of minority interest
Gain on sale of previously depreciated operating real estate assets (g), (h)
Funds from operations

$210,513
      11,906
222,419
    16,704
  239,123

79,512
48,815
12,897
5,236
43,984
 1,336
7,377
              -
 199,157

39,966
2,900
 17,906
2,100
(10,103
  (  4,312
48,457
     8,615
 57,072
   (1,360
55,712
 (  6,819

 $48,893

24,618
30,684

$1.69
0.35
2.04
1.99
1.69
0.35
2.03
1.98
2.41

$104,960
(  17,361
(  85,549
81,488
910
93.5%
64.3%
84
23,495
(  8.3%
(  6.1%

$1,794,407
1,583,934
958,574

563,051

$48,893
12,181
49,400
1,360
 ( 30,346
$81,488

	) ) ) ) ) ) ) ) )
$216,240
    12,173
228,413
    16,066
  244,479

75,285
47,060
11,137
  5,806
43,966
1,038
7,209
        8,847
 200,348

44,131
242
34,110
 3,220
( 13,899
 ( 4,312
63,492
    1,353
64,845
                 -
64,845
 ( 9,771

$55,074

23,890
30,314

$2.25
0.06
2.30
2.30
2.23
0.06
2.29
2.29
2.34

$100,551
(  123,405
22,833
84,526
880
94.6%
67.0%
85
24,374
14.5%
8.6%

$1,760,803
1,589,206
877,231

654,476

$55,074
14,249
49,313
-
( 34,110
		$84,526	) ) ) ) )
$211,748
    11,970
223,718
    16,821
  240,539

73,101
43,190
10,007
4,916
44,788
895
7,154
                    -
184,051

56,488
399
28,622
845
( 15,990
(   4,312
66,052
    1,298
67,350
           -
67,350
  ( 9,771

$57,579

23,694
30,439

$2.38
0.05
2.43
2.43
2.37
0.05
2.43
2.43
2.20

$105,885
18,871
(  128,467
90,605
830
95.3%
67.3%
84
25,094
27.1%
35.5%

$1,598,170
1,453,020
765,927

639,089

$57,579
16,359
45,289
 -
( 28,622
				$90,605	) ) ) ) )

$216,233
    11,773
228,006
    19,377
  247,383

76,266
44,811
8,893
8,068
43,544
919
5,796
    2,800
191,097

56,286
478
9,116
(252
( 10,074
(  4,312
51,242
    1,130
52,372
          -
52,372
 ( 9,771

$42,601

25,991
32,796

$1.60
0.04
1.64
1.64
1.59
0.04
1.64
1.64
2.08

$105,029
80,928
(  185,048
89,775
810
94.3%
66.6%
81
23,941
13.2%
10.7%

$1,601,208
1,471,364
755,485

660,453

$42,601
10,348
45,942
-
   ( 9,116
$89,775

							) ) ) ) ) )

$194,920
     9,713
204,633
   10,459
  215,092

68,870
39,741
7,977
2,698
39,472
984
6,242
     5,637
171,621

43,471
359
         -
-
( 6,816
   (  587
36,427
    1,278
37,705
          -
37,705
 ( 9,665

$28,040

24,118
30,340

$1.11
0.05
1.16
1.16
1.11
0.05
1.16
1.16
2.02

$90,555
(  359,263
272,583
75,494
780
94.1%
66.3%
86
25,288
(  9.3%
(  8.8%

$1,682,122
1,586,317
812,788

718,765

$28,040
7,142
40,312
-
            -
$75,494

									) ) ) ) ) )

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
(Amounts in Thousands, Except Property and Per Share Data)

      (a) Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that are being replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs as a result of September 2001 events which impacted the U.S. economy. Unusual items of $2,800 in 1999 relate to severance charges. Unusual items of $5,637 in 1998 relate to loss on treasury locks resulting from decisions not to pursue an unsecured debt financing at that time.

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

     (c)  Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the year presented, divided by the average monthly number of apartment homes occupied during the year presented.

     (d)  Gross operating margin represents (1) total property revenues less property operating and maintenance expenses (as reflected in the table and consolidated statements of operations) as a percentage of (2) total property revenues.

     (e)  Total return to Gables shareholders is presented on an annual basis for each year presented.  Such computations assume an investment in our common shares on the first day of the year presented and the reinvestment of dividends through the end of the year presented.

     (f)  The NAREIT Equity Residential REIT Total Return Index (the "NAREIT Apartment Index") is an industry index of 18 equity residential REITs, including us.  Total return is presented on an annual basis for each year presented.  Such computations assume an investment in the index on the first day of the year presented and the reinvestment of dividends through the end of the year presented.

     (g) Includes results attributable to both continuing and discontinued operations.  On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The implementation of SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  In the normal course of business, we recycle invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total return to shareholders.

     (h) Includes our share of results of real estate assets owned by unconsolidated joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       We are a REIT focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income from our apartment communities. Net operating income, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

Business Objective and Strategies

       Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand in Established Premium Neighborhoods,™ or EPNs. EPNs are generally characterized as areas with the highest prices for single-family homes on a per square foot basis. We believe that communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live® involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions.

      We believe we are well positioned to continue achieving our objectives because (1) the markets we have selected for investment are projected to continue to experience job growth that exceed national averages, (2) our EPN locations are expected to outperform local market results and (3) national demand for apartments is expected to increase during the next ten to fifteen years as the demographic group referred to as the Echo Boomer generation begins to form new households.

      Portfolio-wide occupancy levels and rental rates have declined slightly as a result of national economic weakness, coupled with low mortgage rates which have resulted in an increase in home purchases by apartment residents. We expect portfolio-wide property operating and maintenance expenses for 2003 to increase over 2002 at a rate ahead of inflation due primarily to increases in insurance costs and property taxes. In addition, we expect total property revenues on a same-store basis in 2003 to be consistent with, or slightly lower than, 2002 results. We expect that operating fundamentals for our business will improve as job growth improves in our markets. The job growth prospects for our markets are partially related to national economic conditions. It is uncertain whether, and to what extent, the national economy and related job growth will improve in 2003.

       Our ongoing evaluation of the fair market value for a specific asset may result in a determination to dispose of the asset. The net proceeds from any such sale may be used to invest in new assets expected to have better growth prospects, reduce indebtedness, repurchase outstanding common shares under our common equity repurchase program, or fund other liquidity needs. We maintain staffing levels sufficient to meet our existing development, construction, acquisition and property operating activities. When market conditions warrant, we adjust staffing levels in an attempt to mitigate a negative impact on our results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Common and Preferred Equity Activity

Secondary Common Share Offerings

       Since our initial public offering in January 1994, we have issued a total of 14,831 common shares in eight offerings, generating $347.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

          On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor. The net proceeds from this issuance of $39.8 million, together with the net proceeds of $39.8 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002. The Series C Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006. The Series C Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

         On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111 million were used to reduce outstanding indebtedness under interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with the proceeds from our $180 million senior unsecured note issuance on July 8, 2002.

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,421 common units of limited partnership interest ("Units") in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

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

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of December 31, 2002, we had repurchased 4,506 common shares and 300 Units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission that currently provides $500 million of equity capacity. The debt portion of this shelf registration statement has been fully utilized as a result of our February 2001 and July 2002 senior unsecured note offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

       During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.

       Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations.  See Notes 4 and 5 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

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

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The $2.8 million of gain associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. We recognized $1.2 million and $1.6 million of this gain during the years ended December 31, 2002 and 2001, respectively.

       During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes and a parcel of land adjacent to an existing apartment community located in Atlanta. In addition, on December 28, 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV. The net proceeds from these sales totaled $142.0 million, $30.2 million of which was deposited into an escrow account and was used to fund development and acquisition activities. The balance of the net proceeds was used to (1) repay an $18.6 million note that encumbered one of the assets sold, (2) paydown outstanding borrowings under interim financing vehicles and (3) purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of previously depreciated operating real estate assets was $28.6 million, all of which was recognized in 2000. The gain from the land sale was $1.6 million, of which $0.8 million was recognized in 2000. Gain of $0.8 million associated with the land sale was deferred at December 31, 2000 and was recognized when earned during 2001 and 2002 using the percentage of completion method because we served as the general contractor for the construction of an apartment community on the parcel of land sold.

      Historical operating results and gains are included in continuing operations in our consolidated statements of operations. See Notes 4 and 5 to the accompanying consolidated financial statements for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for the interest in such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that are being replaced in connection with a remediation program to address water infiltration issues affecting the asset.

       On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $25 million in cash.

       On August 1, 2001, we acquired the 75% interest of our venture partner in the Gables Metropolitan Uptown apartment community located in Houston comprising 318 apartment homes with cash. The asset was valued at approximately $27 million.

       On March 30, 2001, we acquired the 80% membership interests of our venture partner in the GRAP JV in the Gables Palma Vista and Gables San Michelle II apartment communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

      On September 1, 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

      The cash portion of the consideration for each denoted acquisition was funded with advances under our interim financing vehicles.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co."). Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of December 31, 2002, we had funded $1.1 million of the $1.6 million total investment.  The final installment of $0.5 million is expected to be paid in 2003.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.8 million, together with the net proceeds of $39.8 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.

       On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

       On February 22, 2001, we issued $150 million of senior unsecured notes which bear interest at a rate of 7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and reissued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236. Such charges totaling $1,687 are reflected as an extraordinary loss in our consolidated statements of operations and are presented net of minority interest of $327. The called bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the accompanying consolidated financial statements. Notes 4 and 5 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization and asset impairment evaluation.

Revenue Recognition

      Rental: We lease our residential properties under operating leases with terms generally equal to one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

      Property management: We provide property management services to third parties and unconsolidated joint ventures. Property management fees are recognized when earned.

      Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2002, 2001 and 2000, we recognized $2.4 million, $3.1 million and $4.9 million, respectively, in development and construction fees under related contracts with gross billings of $43.9 million, $81.1 million and $83.2 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

       Gains on sales of real estate assets: Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, "Accounting for Sales of Real Estate."  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Cost Capitalization

      As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. As required by GAAP, we expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period such costs are incurred. We maintain staffing levels sufficient to meet our existing development, construction and acquisition activities. When market conditions warrant, we adjust staffing levels in an attempt to mitigate a negative impact on our results of operations.

       Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs regularly. Based on this periodic review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Asset Impairment Evaluation

        Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance and direct internal development and construction costs incurred during the construction period. Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Recurring value retention capital expenditures are typically incurred every year during the life of a community and include such expenditures as carpet, flooring and appliances. Non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement or parking lot resurfacing. Value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved and include such costs as amenity upgrades and additions and security gates. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

       Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. As required by GAAP, we periodically evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. No such impairment losses have been recognized to date.

Discontinued Operations

      We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in our consolidated statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002 and one wholly-owned operating real estate asset during the fourth quarter of 2002. We retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for the two remaining wholly-owned assets sold during the first and fourth quarters of 2002 for which we did not retain management are reflected as discontinued operations in our consolidated statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2002 or 2001.

Results of Operations

Comparison of operating results for the year ended December 31, 2002 to the year ended December 31, 2001

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the years ended December 31, 2002 and 2001 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Years Ended December 31,
	2002	2001	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)
Communities stabilized during 2002, but not 2001 (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
Total property revenues	$174,660 - 6,585 10,332 14,557 15,387 898 $222,419	$177,069 - 6,723 3,814 16,633 9,255 14,919 $228,413	$ (2,409) - (138) 6,518 (2,076) 6,132 (14,021) $(5,994)	( 1.4%) -% ( 2.1%) 170.9% (12.5%) 66.3% ( 94.0%) (2.6%)
Property operating and maintenance expenses (h):
Same-store communities (a)
Communities stabilized during 2002, but not 2001 (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
Total specified expenses	$62,720 - - 5,444 6,192 4,878 278 $79,512	$59,634 - - 1,453 5,737 2,795 5,666 $75,285	$3,086 - - 3,991 455 2,083 (5,388) $ 4,227	5.2% -% -% 274.7% 7.9% 74.5% ( 95.1%) 5.6%
Revenues in excess of specified expenses Revenues in excess of specified expenses as a percentage of total property revenues	$142,907 64.3%	$153,128 67.0%	$ (10,221) -	(6.7%) (2.7%)

(a)  Communities that were owned and fully stabilized throughout both 2002 and 2001 ("same-store").
(b)  Communities that were stabilized during all of 2002, but were not stabilized during all of 2001.
(c)  Communities that were subject to a triple net master lease agreement throughout both 2002 and 2001.
(d)  Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2002.
(e)  Communities that were in renovation subsequent to January 1, 2001.
(f)  Communities that were acquired subsequent to January 1, 2001.
(g)  Communities that were sold subsequent to January 1, 2001.
(h)  Represents direct property operating and maintenance expenses as reflected in our consolidated statements of operations and excludes property management and other indirect operating expenses, interest expense and depreciation and amortization expense.

      Total property revenues decreased $5,994, or 2.6%, from $228,413 to $222,419 due to the sale of one apartment community in the first quarter of 2001, two apartment communities in the fourth quarter of 2001and two apartment communities in the first quarter of 2002; a decrease in same-store performance as a result of national economic weakness; and a decrease in the number of available apartment homes associated with renovation activities at five of our communities. These decreases were partially offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities. Following is additional data regarding the changes in total property revenues for two of the seven community categories presented in the preceding table:

Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Physical Occupancy During 2002	Change in Occupancy	Change in Revenues	Percent Change in Revenues
Houston So. Florida Atlanta Austin Dallas Other Total	15 13 14 7 7 4 60	4,616 3,845 3,613 1,677 1,423 1,243 16,417	28.1% 23.4% 22.0% 10.2% 8.7% 7.6% 100.0%	94.1% 94.6% 92.3% 93.3% 95.4% 90.7% 93.7%	(1.1%) (0.3%) (1.4%) (0.1%) (0.8%) (1.7%) (0.8%)	$1,295 587 (2,274) (1,266) (331) (420) $(2,409)	2.9% 1.4% (6.1%) (5.4%) (1.8%) (4.0%) (1.4%)

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Physical Occupancy During 2002	Change in Revenues
Dallas Orlando Houston Atlanta Total	2 1 1 2 6	422 315 296 263 1,296	32.6% 24.3% 22.8% 20.3% 100.0%	63.6% 65.9% 52.2% 39.8% 55.3%	$1,140 1,437 1,815 2,126 $6,518
       Property management revenues increased $992, or 15.7%, from $6,317 to $7,309 due primarily to a net increase of approximately 3,800 units managed for third parties and unconsolidated joint ventures from an average of 20,000 in 2001 to 23,800 in 2002.  This net increase in units managed is due primarily to the May 2001 acquisition of the D.C. Management Co. and an increase in business in our existing markets and is offset in part by a decrease in business with our unconsolidated joint ventures resulting from sale transactions.

       Ancillary services revenues decreased $116, or 1.4%, from $8,433 to $8,317 due primarily to a decrease in development and construction fee revenue of $736 offset in part by an increase in corporate rental housing revenue of $695.  The decrease in development and construction fee revenue is comprised of $515 in revenue from unconsolidated joint ventures and $221 in revenue from third parties.  This decrease is due primarily to a portion of our projects nearing completion, coupled with fewer new project starts.  In addition, a $425 reduction in the estimated development revenues from the GRAP JV was recorded in 2001.

       Interest income decreased $369, or 49.4%, from $747 to $378 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Property operating and maintenance expense (as reflected in the consolidated statements of operations) increased $4,227, or 5.6%, from $75,285 to $79,512 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing 5.2%. The same-store expense increase is at a rate ahead of inflation due to a significant increase in insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions. This increase was offset in part by the sale of one apartment community in the first quarter of 2001, two apartment communities in the fourth quarter of 2001 and two apartment communities in the first quarter of 2002.

       Real estate asset depreciation and amortization increased $853, or 1.8%, from $46,240 to $47,093 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by the impact of the sale of one apartment community in the first quarter of 2001, two apartment communities in the fourth quarter of 2001 and two apartment communities in the first quarter of 2002, and a non-recurring correcting adjustment recorded to depreciation in 2002 of $1.7 million.

       Property management expense for owned communities and third-party properties on a combined basis increased $1,760, or 15.8%, from $11,137 to $12,897 due to (1) an increase of approximately 2,900 apartment homes under management from an average of 42,100 in 2001 to an average of 45,000 in 2002, (2) software licensing fees incurred in 2002 but not in 2001, (3) increased information technology and related support costs associated with the January 2002 implementation of our new general ledger and web-based property management system, eGables and (4) inflationary increases in expenses.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and units managed.

       Ancillary services expense decreased $570, or 9.8%, from $5,806 to $5,236 due primarily to a decrease in development and construction expenses of $682 offset in part by an increase in corporate rental housing expenses of $127.  The decrease in development and construction expenses is related to a decrease in services rendered as the related projects near construction completion, coupled with fewer new project starts.

       Interest expense and credit enhancement fees remained steady with a nominal increase of $18, or 0.0%, from $43,966 to $43,984. An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2002 and 2001 sale activities.  In addition, the 2002 refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Shares and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

         Amortization of deferred financing costs increased $298, or 28.7%, from $1,038 to $1,336 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002.

        General and administrative expense increased $168, or 2.3%, from $7,209 to $7,377 due primarily to an increase in abandoned real estate pursuit costs offset in part by a decrease in internal acquisition costs associated with the 2001 acquisitions of operating apartment communities and the D.C. Management Co.

       Corporate asset depreciation and amortization increased $902, or 110.0%, from $820 to $1,722 due primarily to an increase in amortization resulting from the depreciation of our new general ledger and web-based property management system, eGables, beginning in January 2002, and an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co.

       Equity in income of  joint ventures increased $2,658, or 1,098.3%, from $242 to $2,900 due primarily to the 2002 sales of four apartment communities by the GRAP JV, which resulted in the recognition of a $2,611 gain by us in 2002.

      Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during 2002 and 2001 is as follows:

2002
Stabilized (a)	Development & Lease-up (b)	Sales (c)	Total	Total 2001

Our share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

$2,729 ( 1,181 1,548 ( 611 ( 17 ( 25 895 - ( 733 $ 162 5 1,898 92	) ) ) ) ) %	$ 1,071 ( 467 604 ( 184 ( 34 ( 8 378 - ( 408 $ (30 3 780 47	) ) ) ) ) ) %	$1,235 ( 536 699 ( 155 ( 19 ( 8 517 2,611 ( 360 $2,768 4 1,214 94	) ) ) ) ) %	$5,035 ( 2,184 2,851 ( 950 ( 70 ( 41 1,790 2,611 ( 1,501 $2,900 12 3,892 84	) ) ) ) ) %	$6,312 ( 2,602 3,710 (1,708 ( 72 20 1,950 - ( 1,708 $ 242 15 4,758 76	) ) ) ) %
(a) Communities that were owned and fully stabilized throughout 2002.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2002.
(c) Communities that were sold subsequent to January 1, 2002.
       Gain on sale of previously depreciated operating real estate assets of $17,906 in 2002 relates to the sale of two wholly-owned communities comprising 557 apartment homes located in Houston and Atlanta.

       Gain on sale of land and development rights of $2,100 in 2002 is comprised of (1) $763 associated with the 2002 sale of 13.3 acres of land in Houston, (2) recognition of $1,252 in deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

       Income from discontinued operations, net of minority interest, increased $7,262, or 536.7%, from $1,353 to $8,615 due primarily to the $7,919 gain on disposition of discontinued operations, net of minority interest, recognized in 2002.

       Extraordinary loss, net of minority interest, of $1,360 in 2002 represents the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness, net of the $327 portion of the loss attributable to the minority interest unitholders. These bonds had an interest rate of 6.375% which we were able to reissue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

       Dividends to preferred shareholders decreased $2,952, or 30.2%, from $9,771 to $6,819 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002.

Results of Operations

Comparison of operating results for the year ended December 31, 2001 to the year ended December 31, 2000

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the years ended December 31, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)
Communities stabilized during 2001, but not 2000 (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
Total property revenues	$186,290 - 2,776 7,759 10,365 12,002 9,221 $228,413	$181,457 - 2,367 990 10,412 914 27,578 $223,718	$4,833 - 409 6,769 (47) 11,088 (18,357) $4,695	2.7% -% 17.3% 683.7% (0.5%) 1,213.1% (66.6%) 2.1%

Property operating and maintenance expenses (h):
Same-store communities (a)
Communities stabilized during 2001, but not 2000 (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
   Total specified expenses

	$62,787 - - 1,453 3,452 3,827 3,766 $75,285	$59,780 - - 77 3,229 323 9,692 $73,101	$ 3,007 - - 1,376 223 3,504 (5,926) $ 2,184	5.0% -% -% 1,787.0% 6.9% 1,084.8% (61.1%) 3.0%
Revenues in excess of specified expenses	$153,128	$150,617	$2,511	1.7%
Revenues in excess of specified expenses as a percentage of total property revenues	67.0%	67.3%	-	(0.3%)
(a) Communities that were owned and fully stabilized throughout both 2001 and 2000 ("same-store").
(b) Communities that were stabilized during all of 2001, but were not stabilized during all of 2000.
(c) Communities that were subject to a triple net master lease agreement and fully stabilized throughout both 2001 and 2000.
(d) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2001.
(e) Communities that were in renovation subsequent to January 1, 2000.
(f) Communities that were acquired subsequent to January 1, 2000.
(g) Communities that were sold subsequent to January 1, 2000.
(h) Represents direct property operating and maintenance expenses as reflected in our consolidated statements of operations and excludes property management and other indirect operating expenses, interest expense and depreciation and amortization expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

        Total property revenues increased $4,695, or 2.1%, from $223,718 to $228,413 due primarily to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on same-store communities. This increase is offset by the sale of seven apartment communities in the second half of 2000, one apartment community during the second quarter of 2001 and two apartment communities in the fourth quarter of 2001.  Following is additional data regarding the increases in total property revenues for two of the seven community categories presented in the preceding table:

Same-store communities:
Market	Number of Communities	Number of Apartment Homes	Percent of Total	Physical Occupancy During 2001	Change in Occupancy	Change in Revenues	Percent Change in Revenues
Houston Atlanta So. Florida Austin Dallas Other Total	16 16 14 6 7 4 63	4,862 4,527 4,017 1,517 1,423 1,243 17,589	27.7% 25.7% 22.8% 8.6% 8.1% 7.1% 100.0%	95.3% 93.6% 95.0% 93.5% 96.2% 92.4% 94.6%	(0.3%) (1.5%) (0.1%) (3.5%) 1.3% ( 0.7%) (0.8%)	$1,813 383 1,831 280 841 (315) $4,833	3.9% 0.9% 4.3% 1.4% 4.9% (2.9%) 2.7%

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Physical Occupancy During 2001	Change in Revenues
Orlando (a) Houston Atlanta Dallas Total	2 1 1 1 5	763 296 183 177 1,419	53.7% 20.9% 12.9% 12.5% 100.0%	61.4% 4.3% 14.1% 62.0% 55.6%	$ 4,505 65 33 2,166 $6,769
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

         Property management revenues increased  $1,076, or 20.5%, from $5,241 to $6,317 due primarily to the May 2001 acquisition of the D.C. Management Co., in addition to increased joint venture activity for which we serve as the property manager.

        Ancillary services revenues decreased $1,278, or 13.2%, from $9,711 to $8,433 due to a decrease in development and construction fee revenue of $1,798, offset by increases in corporate rental housing revenue of $354 and brokerage commission revenue of $166.  The decrease in development and construction fee revenue is comprised of $276 in revenue from unconsolidated joint ventures and $1,522 in revenue from third parties.  This decrease is due primarily to a portion of our projects nearing completion, coupled with fewer new project starts.  In addition, a $425 reduction in the estimated development revenues from the GRAP JV was recorded in 2001.

       Interest income decreased $282, or 27.4%, from $1,029 to $747 due primarily to a decrease in interest rates.

       Property operating and maintenance expense (as reflected in the consolidated statements of operations) increased $2,184, or 3.0%, from $73,101 to $75,285 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, property taxes, insurance, utilities and maintenance costs at our same-store communities. This increase is offset in part by the sale of seven apartment communities in the second half of 2000, one apartment community during the second quarter of 2001 and two apartment communities during the fourth quarter of 2001.

      Ancillary services expense increased $890, or 18.1%, from $4,916 to $5,806 due to increases in development and construction expenses of $392, corporate rental housing expenses of $411 and brokerage expenses of $87.  The increase in development and construction expenses is due to an increase in the allocation of direct costs associated with such activities, offset in part by a decrease in services rendered as certain of the related projects near completion.  The increase in corporate rental housing expenses is due to an expansion of the business services provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

       Real estate asset depreciation and amortization increased $3,721, or 8.8%, from $42,519 to $46,240 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by the impact of the sale of seven apartment communities in the second half of 2000, one apartment community during the second quarter of 2001 and two apartment communities during the fourth quarter of 2001.

      Property management expense for owned communities and third-party properties on a combined basis increased $1,130, or 11.3%, from $10,007 to $11,137 due primarily to the May 2001 acquisition of the D.C. Management Co. We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and units managed.

      Interest expense and credit enhancement fees decreased $822, or 1.8%, from $44,788 to $43,966 due primarily to a decrease in interest rates and a decrease in outstanding indebtedness associated with the sale of seven apartment communities in the second half of 2000, one apartment community in the second quarter of 2001 and two apartment communities during the fourth quarter of 2001.  This decrease is offset in part by an increase in operating debt associated with the development and acquisition of additional communities.

      Amortization of deferred financing costs increased $143, or 16.0%, from $895 to $1,038 due primarily to increased financing costs associated with the issuance of $150 million of senior unsecured notes in February 2001.

       General and administrative expense increased $55, or 0.8%, from $7,154 to $7,209 due primarily to an increase in (1) internal acquisition costs associated with the 2001 acquisitions of operating apartment communities and the D.C. Management Co., (2) long-term compensation expense and (3) inflationary increases in expenses. Such increases were offset in part by a decrease in abandoned real estate pursuit costs and marketing and branding campaign costs.

       Corporate asset depreciation and amortization increased $149, or 22.2%, from $671 to $820 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co.

       Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that are being replaced in connection with a remediation program, (2) $2,200 of severance charges associated with organizational changes adopted in the fourth quarter of 2001, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs as a result of September 2001 events that impacted the U.S. economy.

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

       Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures  in which we have an interest during 2001 and 2000 is as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

2001
	Stabilized (a)	Development & Lease-up (b)	Sales (c)	Total	Total 2000
Our share of joint venture results:

Rental and other revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
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

       Gain on sale of previously depreciated operating real estate assets of $34,110 in 2001 relates to the sale of an apartment community in Atlanta comprising 386 apartment homes, an apartment community in Houston comprising 776 apartment homes and an apartment community in Dallas comprising 536 apartment homes.

       Gain on sale of land and development rights of $3,220 in 2001 is comprised of (1) $934 associated with the 2001 sale of 2.5 acres of land in Atlanta, (2) $1,590 associated with the 2001 contribution of land and development rights into the GRAP JV Two and (3) recognition of $696 of deferred gain associated with a land sale in 2000.

       Gain on sale of previously depreciated operating real estate assets in 2000 of $28,622 relates to the sale of an apartment community located in Dallas comprising 126 apartment homes, an apartment community in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, two apartment communities located in Nashville comprising 618 apartment homes and one apartment community in Memphis comprising 500 apartment homes.

       Gain on sale of land and development rights of $845 in 2000 relates to the sale of a parcel of land adjacent to an existing apartment community located in Atlanta.

Liquidity and Capital Resources

       Net cash provided by operating activities from continuing operations increased from $97,483 for the year ended December 31, 2001 to $103,290 for the year ended December 31, 2002 due to (1) a change in other assets between periods of $10,586, (2) a change in restricted cash between periods of $1,941 and (3) a change in other liabilities between periods of $4,078. Such increases were offset in part by a decrease of $10,798 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense, extraordinary loss, and unusual items and (b) after operating distributions received from joint ventures. Net cash provided by operating activities from discontinued operations decreased from $3,068 to $1,670 due to the disposition of discontinued operations in 2002.

      We used $123,405 of net cash in investing activities for the year ended December 31, 2001 compared to $17,361 for the year ended December 31, 2002. During the year ended December 31, 2002, we expended $91,281 related to acquisition, development, construction and renovation expenditures, $13,077 related to recurring value retention capital expenditures for operating apartment communities, $11,910 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $1,093 related to our investment in joint ventures and $1,059 related to other investments. During the year ended December 31, 2002, we received cash of (1) $46,803 in connection with the sale of wholly-owned real estate assets, (2) $43,227 in connection with the disposition of discontinued operations, (3) $10,680 in connection with our share of the net proceeds from the sale of joint venture real estate assets and (4) $349 of sale proceeds released from escrow to fund development activities. During the year ended December 31, 2001, we expended $215,552 related to acquisition, development, construction and renovation expenditures, $11,797 related to recurring value retention capital expenditures for operating apartment communities, $10,916 related to non-recurring and/or

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

value-enhancing capital expenditures for operating apartment communities, $4,248 related to our investment in joint ventures and $954 related to other investments. During the year ended December 31, 2001, we received cash of (1) $18,519 in connection with our contribution of interests in certain land and development rights to the GRAP JV Two and (2) $93,634 in connection with the sale of wholly-owned real estate assets. In addition, during the year ended December 31, 2001, $7,909 of sales proceeds were released from escrow to fund development activities.

        We had $22,833 of net cash provided by financing activities for the year ended December 31, 2001 compared to $85,549 of net cash used in financing activities for the year ended December 31, 2002. During the year ended December 31, 2002, we expended (1) $115,000 in connection with the redemption of the Series A Preferred Shares, (2) $84,261 in common and preferred dividends and distributions, (3) $13,977 in connection with treasury share repurchases and Unit redemptions, (4)$2,935 in deferred financing costs and (5) $1,451 for a prepayment penalty incurred in connection with our tax-exempt debt refinancing. During the year ended December 31, 2002, we received net proceeds of (1) $81,343 from net borrowings, (2)$39,750 from the issuance of the Series C Preferred Shares, (3) $7,602 from the exercise of share options and (4) $3,380 from principal payments released from escrow, net. During the year ended December 31, 2001, we had net borrowings of $94,916 and proceeds from the exercise of share options of $15,144. These net borrowings and share option proceeds were offset by payments for common and preferred dividends and distributions totaling $84,593, deferred financing costs of $1,906 and principal escrow payments deposited into escrow, net of $728.

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

         As of December 31, 2002, we had total indebtedness of $958,574, cash and cash equivalents of $6,281 and principal escrow deposits reflected in restricted cash of $755.  Our indebtedness has an average of four years to maturity at December 31, 2002.

         The following information relating to the aggregate maturities of our notes payable at December 31, 2002 is presented below on a pro forma basis to reflect the February 2003 reissuance of the letters of credit enhancing $44,930 of tax-exempt bonds under the $252 million credit facility with a maturity date of May 2005.

Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2003 2004 2005 2006 2007 2008 and thereafter	$1,925 1,667 1,735 1,654 1,775 14,240 $22,996	$ - 76,759 241,787 203,240 247,898 165,894 $935,578	$ 1,925 78,426 243,522 204,894 249,673 180,134 $958,574
         The indebtedness outstanding under each of our credit facilities totaling $75,608 at December 31, 2002 is reflected in the preceding table using the May 2005 maturity date of our $252 million credit facility. Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.

         Our common and preferred dividends historically have been paid from cash provided by recurring real estate activities. We anticipate that such dividends will continue to be paid from cash provided by recurring real estate activities that include both operating activities and asset disposition activities when evaluated over a twelve-month period. This twelve-month evaluation period is relevant due to the timing of the payment of certain expense items that are accrued monthly but are paid on a less frequent basis, such as real estate taxes and interest on our senior unsecured notes.

         We have met and expect to continue to meet our short-term liquidity requirements through net cash provided by recurring real estate activities. Our net cash from recurring real estate activities has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements. Recurring value retention capital expenditures and non-recurring and/or value-enhancing capital expenditures, in addition to monthly

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

principal amortization payments, are also expected to be funded from recurring real estate activities that include both operating and asset disposition activities. We anticipate that acquisition, construction, development and renovation activities as well as land purchases, will be initially funded primarily through borrowings under our credit facilities described below.

       We expect to meet certain of our long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction, development and renovation activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

      We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion. The estimated costs to complete the development of these assets total $149 million at December 31, 2002, including $2 million of costs that are obligated to fund for the co-investment development communities. These costs are expected to be initially funded by $39 million in construction loan proceeds and $110 million in borrowings under our credit facilities described below.

$252 Million Credit Facility

      At December 31, 2002, we had $40 million in borrowings outstanding under our $225 million unsecured revolving credit facility provided by a syndicate of banks. In February 2003, we closed a modification to this credit facility which, among other things, increased the committed capacity thereunder to $252 million from $225 million. We have the option to further increase the capacity under the facility to $300 million from $252 million to the extent banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. The facility currently has a maturity date of May 2005. Borrowings under the $252 million facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. We may also enter into competitive bid loans with participating banks for up to $126 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $252 million commitment. In February 2003, approximately $46 million of letters of credit enhancing approximately $45 million of tax-exempt variable rate notes payable were reissued under this facility.

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that currently has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $34.7 million in borrowings outstanding under this facility at December 31, 2002 at an interest rate of 1.85%.

$10 Million Credit Facility

       At December 31, 2002, we had $0.9 million in borrowings outstanding under our $10 million unsecured revolving credit facility provided by a bank. The facility currently has a maturity date of December 31, 2003 with unlimited one-year extension options. Borrowings under this facility bear interest at the same scheduled interest rates as the $252 million credit facility.

Secured Variable-Rate Construction Loans

       We have committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $43 million from a bank. At December 31, 2002, we had drawn approximately $4 million under these vehicles and therefore have approximately $39 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.25% at December 31, 2002.

Restrictive Covenants

       Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our ability to declare and pay dividends. In general, during any fiscal year, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution (as defined in the related agreement). The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level. We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions or our ability to declare dividends under our current dividend policy.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Inflation

       Substantially all of the leases at our apartment communities are for a term of one year or less.  In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, as is currently being experienced in certain of our markets, we are exposed to declining rents more quickly under these shorter term leases.

Certain Factors Affecting Future Operating Results

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "plan," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following:

  our ability to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average;

  our ability to create a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to economic downturns;

  the ability of our portfolio to maintain high levels of occupancy and rental rates relative to overall market conditions;

  our ability to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile;

  our expectation that the markets we have selected for investment will continue to experience job growth that exceeds national averages, and that our EPN locations will outperform local market results;

  our ability to meet short-term liquidity requirements, including the payment of common and preferred dividends, through net cash provided by recurring real estate activities, and to meet long-term liquidity requirements through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements; and

  estimated development and construction costs for our development and lease-up communities, and anticipated construction commencement, completion, lease-up and stabilization dates for these communities.

     You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, or the performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

  national and local economic conditions generally, and the real estate market specifically, including changes in occupancy rates and market rents, a continued deceleration of economic conditions in our markets, and a failure of national and local economic conditions to rebound in a timely manner;
  changes in job growth, household formation and population growth in our markets;
  excess supply of and insufficient demand for apartment communities in our markets;
  competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;
  the failure to sell apartment communities in a timely manner or on favorable terms;
  uncertainties associated with our development and construction activities, including the failure to obtain zoning and other approvals, actual development and construction costs exceeding our budgeted estimates and construction material defects;
  construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues;
  new debt or equity financing may not be available or may not be available on favorable terms, and existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness;
  changes in interest rates;
  cash flow from recurring real estate activities may be insufficient to meet our short-term liquidity requirements, including the payment of common and preferred dividends;
  legislative, regulatory and accounting changes, including changes to laws governing the taxation of REITs or changes in GAAP; and
  potential liability for uninsured losses and environmental contamination.
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

	Years Ended December 31,
	2002		2001		2000
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$ 48,893 10,103 2,078 12,181		$ 55,074 13,899 350 14,249		$ 57,579 15,990 369 16,359
Extraordinary loss, net of minority interest

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
Total	1,360 47,093 806 1,501 49,400		- 46,240 1,365 1,708 49,313		- 42,519 1,310 1,460 45,289
Gain on sale of previously depreciated operating real estate assets:
Wholly-owned real estate assets - continuing operations
Wholly-owned real estate assets - discontinued operations
Joint venture real estate assets
Total	(17,906 ( 9,829 ( 2,611 (30,346	) ) ) )	( 34,110 - - ( 34,110	) )	( 28,622 - - ( 28,622	) )
Funds from operations - basic and diluted	$ 81,488		$ 84,526		$ 90,605
Recurring value retention capital expenditures: Carpet and flooring Appliances Other additions and improvements Total	$6,401 821 5,855 13,077		$5,966 671 5,160 11,797		$5,677 547 4,686 10,910
Adjusted funds from operations - basic and diluted	$ 68,411		$ 72,729		$ 79,695
Average shares and Units outstanding - basic	30,571		30,153		30,365
Average shares and Units outstanding - diluted	30,684		30,314		30,439

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable-rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. We did not have any derivative instruments in place at December 31, 2002 or 2001.

       We typically refinance maturing debt instruments at the then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

       The following table provides information about our financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt obligations, the table presents principal cash flows and related weighted average interest rates in effect at December 31, 2002 by expected maturity dates. The indebtedness outstanding under each of our credit facilities is reflected in the table using the May 2005 maturity date of our $252 million credit facility. Outstanding indebtedness for each tax-exempt bond issue is reflected in the table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable. The table is presented on a pro forma basis to reflect the February 2003 reissuance of the letters of credit enhancing $44,930 of tax-exempt bonds under the $252 million credit facility with a maturity date of May 2005. The weighted average interest rates presented in this table are inclusive of credit enhancement fees. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

                                                                       Expected Year of Maturity

	2003	2004	2005	2006	2007	2008 and Thereafter	2002 Total	2002 Fair Value	2001 Total
Debt:
Conventional fixed rate Average interest rate	$1,720 7.19%	$20,021 7.13%	$108,280 6.80%	$178,909 7.28%	$207,913 6.13%	$121,659 7.34%	$638,502 6.83%	$692,223 4.46%	$504,062 7.53%
Tax-exempt fixed rate Average interest rate	$205 7.63%	$58,405 4.91%	$230 7.63%	$245 7.63%	$260 7.63%	$9,775 7.63%	$69,120 5.33%	$72,145 3.17%	$69,310 6.47%
Total fixed-rate debt Average interest rate	$1,925 7.24%	$78,426 5.48%	$108,510 6.80%	$179,154 7.28%	$208,173 6.13%	$131,434 7.36%	$707,622 6.68%	$764,368 4.34%	$573,372 7.40%
Tax-exempt variable rate Average interest rate	- -	- -	$55,015 2.47%	$25,740 2.45%	$41,500 2.35%	$48,700 2.36%	$170,955 2.41%	$170,955 2.41%	$170,955 2.47%
Variable-rate credit facilities Average interest rate	- -	- -	$75,608 1.89%	- -	- -	- -	$75,608 1.89%	$75,608 1.89%	$132,904 2.94%
Variable-rate construction loans Average interest rate	- -	- -	$4,389 3.25%	- -	- -	- -	$4,389 3.25%	$4,389 3.25%	- -
Total variable-rate debt Average interest rate	- -	- -	$135,012 2.17%	$25,740 2.45%	$41,500 2.35%	$48,700 2.36%	$250,952 2.26%	$250,952 2.26%	$303,859 2.68%
Total debt Average interest rate	$1,925 7.24%	$78,426 5.48%	$243,522 4.23%	$204,894 6.67%	$249,673 5.50%	$180,134 6.01%	$958,574 5.53%	$1,015,320 3.83%	$877,231 5.77%

       The estimated fair value of our debt at December 31, 2002 is based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       As discussed more fully in the Proxy Statement to be filed relating to the 2003 Annual Meeting of the Registrant's Shareholders, during 2002 we dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP to be our independent public auditors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2003 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2003 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We maintain the 1994 Share Option and Incentive Plan pursuant to which common shares or other equity awards may be issued or granted to eligible persons.  The following table provides information about equity awards under the 1994 Share Option and Incentive Plan as of December 31, 2002.

     Equity Compensation Plan Information
Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plan Category
Equity compensation plans approved by security holders (1)	901,332	(2)	$25.64	(3)	151,645	(4)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	901,332		$25.64		151,645
(1)  Includes information related to our 1994 Share Option and Incentive Plan.
(2)  Does not include restricted shares as they have been reflected in our total common shares outstanding.
(3)  Does not include outstanding deferred share awards granted to members of the board of trustees as there is no associated exercise price.
(4) Certain securities may be issued in the form of unrestricted or restricted shares.

Additional information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2003 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 2003 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

   (a)  Evaluation of disclosure controls and procedures.

       As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

   (b)  Changes in internal controls

       None

 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Report of Independent Public Auditors
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2002	50 51 52 53 54 55 76

   (b)   Reports on Form 8-K

None

   (c)   Exhibits

       Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant (File No. 1-12590), referred to herein as Gables, or the Operating Partnership (File No. 0-22683) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.	Description

3.1
3.1
3.1

3.1

3.1

3.1

3.1
4.1

4.2

4.3
4.4

4.5
4.6

4.7
4.8

4.9
4.10

4.11
4.12

4.13

10.1
10.2
10.3

10.4

10.5

10.6

10.7

10.8

10.9
10.10
10.11
10.12

10.13
10.14
10.15
10.16
10.17
10.18

10.19

10.20

10.21

10.22

10.23

10.24

10.25
21.1
23.1

(i)(a) (i)(b) (i)(c) (i)(d) (i)(e) (i)(f) (ii) * * * * *	--- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- ---	Gables' Amended and Restated Declaration of Trust (1)
Articles of Amendment to Gables' Amended and Restated Declaration of Trust (2)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (3)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (2)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (4)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.875% Series C Cumulative Redeemable Preferred Shares (5)
Gables' Second Amended and Restated Bylaws, as amended (6)
Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (7)
Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (7)
The Operating Partnership 6.80% Senior Notes due 2005 (7)
Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank (8)
The Operating Partnership 7.25% Senior Notes due 2006 (8)
Supplemental Indenture No. 5, dated July 8, 2002, between the Operating Partnership and Wachovia Bank, National Association (9)
The Operating Partnership 5.75% Senior Notes due 2007 (9)
Supplemental Indenture No. 6, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
The Operating Partnership 5.86% Senior Notes due 2009 (5)
Supplemental Indenture No. 7, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
The Operating Partnership 6.10% Senior Notes due 2010 (5)
Registration Rights Agreement, dated September 27, 2002, between Gables and Teachers Insurance and Annuity Association of America (5)
Registration Rights Agreement, dated September 27, 2002, between the Operating Partnership and Teachers Insurance and Annuity Association of America (5)
Fifth Amended and Restated Agreement of Limited Partnership of Operating Partnership (5)
Fourth Amended and Restated 1994 Share Option and Incentive Plan (10)
Form of Employment Agreement as signed by Gables and each of Chris D. Wheeler (Chairman of the Board of Trustees, President and Chief Executive Officer; base salary of $365,581), Marvin R. Banks, Jr. (Senior Vice President and Chief Financial Officer; base salary of $253,094) and
Michael M. Hefley (Senior Vice President and Chief Operating Officer; base salary of $253,094) (10)
Form of Amendment to Employment Agreement as signed by Gables and each of Chris D. Wheeler,   Marvin R. Banks, Jr. and Michael M. Hefley  (11)
Employment Agreement as signed by Gables and David D. Fitch (Senior Vice President and Chief
Investment Officer) (5)
Form of 2001 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (8,999 shares), Marvin R. Banks, Jr. (5,999 shares), Michael M. Hefley (5,999 shares), Gregory W. Iglehart (1,400 shares) and Dawn H. Severt (3,599 shares) (12)
Form of 2002 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (12,600 shares), Marvin R. Banks, Jr. (8,400 shares), Michael M. Hefley (8,400 shares), Gregory W. Iglehart (830 shares) and Dawn H. Severt (5,040 shares) (13)
Form of 2003 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (7,560 shares), Marvin R. Banks, Jr. (5,040 shares), Michael M. Hefley (5,040 shares), Douglas G. Chesnut (1,680 shares), Gregory W. Iglehart (839 shares) and Dawn H. Severt (3,024 shares)
Restricted Share Award Agreement between Gables and Gregory W. Iglehart (5)
2003 Restricted Share Award Agreement between Gables and David D. Fitch
Senior Executive Severance Agreement between Gables and Chris D. Wheeler (14)
Form of Senior Executive Severance Agreement as signed by Gables and each of Marvin R. Banks, Jr., David D. Fitch and Michael M. Hefley (14)
Senior Executive Severance Agreement between Gables and Dawn H. Severt (14)
Senior Executive Severance Agreement between Gables and Douglas G. Chesnut (11)
Separation Agreement between Gables and Catherine K. Cabell dated January 18, 2002 (11)
Separation Agreement between Gables and C. Jordan Clark dated February 25, 2002 (11)
Separation Agreement between Gables and Stephen G. Sweet, dated May 3, 2002 (15)
Form of Indemnification Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr., David D. Fitch, Michael M. Hefley, Dawn H. Severt, Marcus E. Bromley, C. Jordan Clark, Lauralee E. Martin, John W. McIntyre, Mike E. Miles, and James D. Motta (11)
Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (16)
Securities Purchase Agreement dated September 27, 2002 between Gables, Gables GP, Inc., the Operating Partnership and Teachers Insurance and Annuity Association of America (5)
Third Amended and Restated $225,000,000 Revolving Credit Facility dated May 14, 2001, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (17)
Fourth Amended and Restated $225,000,000 Revolving Credit Facility dated June 27, 2002, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., Wachovia Securities, Inc., JPMorgan Chase Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A., and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (15)
Fifth Amended and Restated Revolving Credit Facility dated February 20, 2003 (with a current committed capacity level of $252,000,000) by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Securities, Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, PNC Bank, National Association, AmSouth Bank, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, National Association (as agent)
Contribution Agreement with an effective date of March 16, 1998 between Gables, the Operating Partnership and specified representatives of Trammell Crow Residential executed in connection with Gables' April 1, 1998 acquisition of the real estate assets and operations of South Florida (18)
Amendment No. 1 to Contribution Agreement dated April 1, 1998 (19)
Schedule of Gables' Subsidiaries
Consent of Deloitte & Touche LLP
__________________

* Filed herewith
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (15) (16) (17) (18) (19)	Gables' Registration Statement on Form S-11, as amended (File No. 33-70570).
Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
Gables' Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
Gables' Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
Gables' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12590).
Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12590).
The Operating Partnership's Current Report on Form 8-K dated March 23, 1998 (File No. 0-22683).
The Operating Partnership's Current Report on Form 8-K dated February 22, 2001 (File No. 0-22683).
The Operating Partnership's Current Report on Form 8-K dated July 8, 2002 (File No. 0-22683).
Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12590).
Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-12590).
Gables' Registration Statement on Form S-8 (File No. 333-56334).
Gables' Registration Statement on Form S-8 (File No. 333-83916).
Gables' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12590).
Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12590).
Gables' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12590).
Gables' Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
Gables' Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

The Registrant's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002 (the end of the fiscal year covered by this Annual Report on Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables Residential Trust certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES RESIDENTIAL TRUST

By	/s/ Chris D. Wheeler Chris D. Wheeler Chairman of the Board of Trustees, President and Chief Executive Officer

March 14, 2003

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
(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Trustee

Trustee

Trustee

Trustee

Trustee

Trustee

March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003 March 14, 2003

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Chris D. Wheeler, certify that:

1. I have reviewed this annual report on Form 10-K of Gables Residential Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

     /s/ Chris D. Wheeler
Chris D. Wheeler
                                  President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Marvin R. Banks, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Gables Residential Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

  /s/ Marvin R. Banks, Jr.
Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC AUDITORS

To Gables Residential Trust:

      We have audited the accompanying consolidated balance sheets of Gables Residential Trust and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 15.  These financial statements and the financial statement schedule are the responsibility of the management of Gables Residential Trust. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Gables Residential Trust and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      As discussed in Note 5 to the consolidated financial statements, in connection with the adoption of  SFAS No. 144 effective January 1, 2002, the 2001 and 2000 results of operations and cash flows were restated in accordance with the provisions of such standard.

/s/ Deloitte & Touche  LLP

Atlanta, Georgia
March 14, 2003

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
December 31, 2002	December 31, 2001

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs,  net of accumulated amortization of $4,903 and
    $5,450 at December 31, 2002 and 2001, respectively
Other assets, net
   Total assets

$250,095 1,259,232 130,547 129,159 12,423 12,951 1,794,407 (266,139) 1,528,268 6,281 7,632 5,555 36,198 $1,583,934	$248,955 1,204,680 109,324 157,570 20,898 19,376 1,760,803 (230,118) 1,530,685 4,231 12,013 4,351 37,926 $1,589,206

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

Commitments and contingencies

Shareholders' equity:
   Excess shares, $0.01 par value, 51,000 shares authorized
   Preferred shares, $0.01 par value, 20,000 shares authorized,
       Series A Preferred Shares at $25.00 liquidation preference,
          4,600 shares issued and outstanding at December 31, 2001
       Series C Preferred Shares at $25.00 liquidation preference,
          1,600 shares issued and outstanding at December 31, 2002
       Series Z Preferred Shares and Series B Preferred Units,
         exchangeable into  Series B Preferred Shares, reported above
      Common shares, $0.01 par value, 100,000 shares authorized,
         28,856 and 28,293 shares issued at December 31, 2002 and
         2001, respectively
   Additional paid-in capital
   Treasury shares at cost, 4,385 and 3,929 common shares at
     December 31, 2002 and 2001, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity
     Total liabilities and shareholders' equity

$958,574 14,081 1,834 16,172 7,275 18,814 4,133 1,020,883 89,882 50,192 4,500 - - 40,000 - 289 485,694 (106,190) (1,316) - 418,477 $1,583,934	$877,231 8,384 1,220 17,065 9,082 16,914 4,834 934,730 96,952 50,192 4,500 - 115,000 - - 283 478,731 (94,144) (1,628) 4,590 502,832 $1,589,206

See notes to consolidated financial statements.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2002		2001		2000
Revenues: Rental revenues Other property revenues Total property revenues Property management revenues Ancillary services revenues Interest income Other revenues Total other revenues Total revenues	$210,513 11,906 222,419 7,309 8,317 378 700 16,704 239,123		$216,240 12,173 228,413 6,317 8,433 747 569 16,066 244,479		$211,748 11,970 223,718 5,241 9,711 1,029 840 16,821 240,539

Expenses:
Property operating and maintenance (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Ancillary services
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
Unusual items
     Total expenses

	79,512 47,093 6,334 6,563 5,236 43,984 1,336 7,377 1,722 - 199,157		75,285 46,240 5,957 5,180 5,806 43,966 1,038 7,209 820 8,847 200,348		73,101 42,519 5,968 4,039 4,916 44,788 895 7,154 671 - 184,051

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest

Equity in income of joint ventures
Gain on sale of previously depreciated operating real estate assets
Gain on sale of land and development rights
Minority interest of common unitholders in Operating Partnership
Minority interest of preferred unitholders in Operating Partnership

Income from continuing operations

Operating income from discontinued operations, net of minority interest
Gain on disposition of discontinued operations, net of minority interest
Income from discontinued operations, net of minority interest

Income before extraordinary loss, net

Extraordinary loss from early extinguishment of debt, net of minority interest

	39,966 2,900 17,906 2,100 ( 10,103 (4,312 48,457 696 7,919 8,615 57,072 (1,360	) ) )	44,131 242 34,110 3,220 (13,899 (4,312 63,492 1,353 - 1,353 64,845 -	) )	56,488 399 28,622 845 (15,990 (4,312 66,052 1,298 - 1,298 67,350 -	) )
Net income	55,712		64,845		67,350
Dividends to preferred shareholders	(6,819)		(9,771)		(9,771)
Net income available to common shareholders	$48,893		$55,074		$57,579
Weighted average number of common shares outstanding - basic Weighted average number of common shares outstanding - diluted	24,618 30,684		23,890 30,314		23,694 30,439
Per Common Share Information - Basic:
Income from continuing operations (net of preferred dividends)
Income from discontinued operations, net of minority interest
Income before extraordinary loss (net of preferred dividends)
Extraordinary loss,  net of minority interest
Net income available to common shareholders	$1.69 $0.35 $2.04 ( $0.06 $1.99)		$2.25 $0.06 $2.30 - $2.30		$2.38 $0.05 $2.43 - $2.43
Per Common Share Information - Diluted:
Income from continuing operations (net of preferred dividends)
Income from discontinued operations
Income before extraordinary loss (net of preferred dividends)
Extraordinary loss
Net income available to common shareholders	$1.69 $0.35 $2.03 ( $0.05 $1.98)		$2.23 $0.06 $2.29 - $2.29		$2.37 $0.05 $2.43 - $2.43
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
(Amounts in Thousands, Except Per Share Data)

Preferred Shares at Liquidation Preference	Common Shares	Additional Paid-in Capital	Treasury Shares at Cost	Deferred Long-Term Compensation	Accumulated Earnings	Total
Balance, December 31, 1999	$115,000	$ 268	$443,094		$(50,058)	$(1,537)	$ -	$506,767
Purchase of treasury shares
Proceeds from the exercise of share options
Issuance of shares for trustee compensation
Issuance of share grants, net of forfeitures
Deferred long-term compensation, net
Adjustment for minority interest of
   unitholders in Operating Partnership
Net income available to common shareholders
Dividends declared and paid ($2.20 per share)	- - - - - - - -	- 2 - 1 - - - -	- 4,697 58 2,148 - 5,205 - -		( 45,225 - - - - - - -)	- - - - 81 - - -	- - - - - - 57,579 (51,909)	( 45,225 4,699 58 2,149 81 5,205 57,579 ( 51,909	) )
Balance, December 31, 2000	115,000	271	455,202		(95,283)	(1,456)	5,670	479,404
Proceeds from the exercise of share options
Issuance of shares for trustee compensation
Issuance of share grants, net of forfeitures
Deferred long-term compensation, net
Adjustment for minority interest of
   unitholders in Operating Partnership
Net income available to common shareholders
Dividends declared and paid ($2.34 per share)	- - - - - - -	6 - - - 6 - -	15,138 88 600 - 7,703 - -		- - 1,139 - - - -	- - - ( 172 - - -)	- - - - - 55,074 (56,154)	15,144 88 1,739 ( 172 7,709 55,074 ( 56,154	) )
Balance, December 31, 2001	115,000	283	478,731		(94,144)	(1,628)	4,590	502,832
Purchase of treasury shares
Redemption of Series A Preferred Shares
Issuance of Series C Preferred Shares
Proceeds from the exercise of share options
Issuance of shares for trustee compensation
Issuance of share grants, net of forfeitures
Deferred long-term compensation, net
Adjustment for minority interest of
   unitholders in Operating Partnership
Net income available to common shareholders
Dividends declared and paid ($2.41 per share)	- ( 115,000 40,000 - - - - - - -)	- - - 3 - - - 3 - -	- - ( 250 7,599 114 1,191 - 4,226 - ( 5,917	) )	( 13,625 - - - - 1,579 - - - -)	- - - - - - 312 - - -	- - - - - - - - 48,893 (53,483)	( 13,625 ( 115,000 39,750 7,602 114 2,770 312 4,229 48,893 ( 59,400	) ) )
Balance, December 31, 2002	$40,000	$289	$485,694		$(106,190)	$(1,316)	$0	$418,477
See notes to consolidated financial statements.
GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in Thousands, Except Per Share Data)
Years Ended December 31, 2002 2001 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
     by operating activities of continuing operations:
     Income from discontinued operations, net of minority interest
     Depreciation and amortization
     Equity in income of joint ventures
     Minority interest of unitholders in Operating Partnership
     Gain on sale of real estate assets
     Long-term compensation expense
     Extraordinary loss from early extinguishment of debt, net of minority interest
     Unusual items
     Operating distributions received from joint ventures
     Change in operating assets and liabilities:
        Restricted cash
        Other assets
        Other liabilities, net
          Net cash provided by operating activities from continuing operations
          Net cash provided by operating activities from discontinued operations
            Net cash provided by operating activities

	$55,712 ( 8,615 50,151 ( 2,900 14,415 ( 20,006 1,230 1,360 - 1,745 649 ( 121 9,670 103,290 1,670 104,960	) ) ) )	$64,845 ( 1,353 48,098 ( 242 18,211 ( 37,330 1,331 - 8,627 1,703 ( 1,292 ( 10,707 5,592 97,483 3,068 100,551	) ) ) ) )	$67,350 ( 1,298 44,085 ( 399 20,302 ( 29,467 1,128 - - 1,432 227 616 ( 1,068 102,908 2,977 105,885	) ) ) )

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
Net proceeds from sale of joint venture real estate assets
Proceeds from contribution of real estate assets to joint venture
Other
          Net cash (used in) provided by investing activities

	( 91,281 ( 13,077 ( 11,910 349 46,803 43,227 ( 1,093 10,680 - ( 1,059 (17,361	) ) ) ) ) )	( 215,552 ( 11,797 ( 10,916 7,909 93,634 - ( 4,248 - 18,519 ( 954 (123,405	) ) ) ) ) )	( 90,333 ( 10,910 ( 9,609 ( 8,526 141,952 - ( 3,007 - - ( 696 18,871	) ) ) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series A Preferred Shares
Net proceeds from issuance of Series C Preferred Shares
Proceeds from the exercise of share options
Treasury share purchases and Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Prepayment penalty
Principal escrow payments released from (deposited into) escrow, net
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($2.41, $2.34 and $2.20 per share, respectively)
Common distributions paid ($2.41, $2.34 and $2.20 per Unit, respectively)
       Net cash  (used in) provided by financing activities

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of year
Cash and cash equivalents, end of year

	(115,000 39,750 7,602 ( 13,977 (2,935 224,562 ( 143,219 ( 1,451 3,380 ( 6,205 ( 4,312 ( 59,400 ( 14,344 ( 85,549 2,050 4,231 $ 6,281	) ) ) ) ) ) ) ) ) )	- - 15,144 - (1,906 338,707 (243,791 - ( 728 ( 9,546 ( 4,312 ( 56,154 ( 14,581 22,833 ( 21 4,252 $ 4,231	) ) ) ) ) ) ) )	- - 4,699 (47,281 ( 1,065 146,825 (150,507 - ( 732 ( 9,546 ( 4,312 ( 51,909 ( 14,639 ( 128,467 ( 3,711 7,963 $ 4,252	) ) ) ) ) ) ) ) ) )
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$45,787 8,875 $36,912		$48,421 8,844 $39,577		$53,334 8,858 $44,476
See notes to consolidated financial statements.

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

      We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At December 31, 2002, we were an 80.8% economic owner of the common equity of the Operating Partnership.  Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

      Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitle us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida"). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to us.

      As of December 31, 2002, we managed a total of 159 multifamily apartment communities comprising 44,676 apartment homes for assets owned by us and our third-party clients.  At December 31, 2002, we owned 74 stabilized multifamily apartment communities comprising 20,422 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in two stabilized apartment communities comprising 621 apartment homes and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned nine multifamily apartment communities under development or in lease-up at December 31, 2002 that are expected to comprise 2,410 apartment homes upon completion and an indirect 20% interest in four apartment communities under development or in lease-up at December 31, 2002 that are expected to comprise 967 apartment homes upon completion. In addition, as of December 31, 2002, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise an estimated 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

      Since the IPO, we have issued a total of 14,831 common shares in eight offerings, generating $347.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

      On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor. The net proceeds from this issuance of $39.8 million, together with the net proceeds of $39.8 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of  unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

2002. The Series C Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006. The Series C Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

         On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles.  We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with proceeds from our $180 million senior unsecured note issuance on July 8, 2002.

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

Common Equity Repurchase Program

     Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of December 31, 2002, we had repurchased 4,506 common shares and 300 Units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity.  The debt portion of this shelf registration statement has been fully utilized as a result of our February 2001and July 2002 senior unsecured note offerings.

3.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.

       Historical operating results and gains are included as discontinued operations in the accompanying consolidated statements of operations.  See Notes 4 and 5 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

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

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The $2.8 million of gain associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. We recognized $1.2 million and $1.6 million of this gain during the years ended December 31, 2002 and 2001, respectively.

       During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes and a parcel of land adjacent to an existing apartment community located in Atlanta. In addition, on December 28, 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV. The net proceeds from these sales totaled $142.0 million, $30.2 million of which was deposited into an escrow account and was used to fund development and acquisition activities. The balance of the net proceeds was used to (1) repay an $18.6 million note that encumbered one of the assets sold, (2) paydown outstanding borrowings under interim financing vehicles and (3) purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of previously depreciated operating real estate assets was $28.6 million, all of which was recognized in 2000. The gain from the land sale was $1.6 million, of which $0.8 million was recognized in 2000. Gain of $0.8 million associated with the land sale was deferred at December 31, 2000 and was recognized when earned during 2001 and 2002 using the percentage of completion method because we served as the general contractor for the construction of an apartment community on the parcel of land sold.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations.  See Notes 4 and 5 for further discussion.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for the interest in such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that are being replaced in connection with a remediation program to address water infiltration issues affecting the asset.

       On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $25 million in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

       On August 1, 2001, we acquired the 75% interest of our venture partner in the Gables Metropolitan Uptown apartment community located in Houston comprising 318 apartment homes with cash. The asset was valued at approximately $27 million.

       On March 30, 2001, we acquired the 80% membership interests of our venture partner in the GRAP JV in the Gables Palma Vista and Gables San Michelle II apartment communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

       On September 1, 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

       The cash portion of the consideration for each denoted acquisition was funded with advances under our interim financing vehicles.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of December 31, 2002, we had funded $1.1 million of the $1.6 million total investment.  The final installment of $0.5 million is expected to be paid in 2003.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.8 million, together with the net proceeds of $39.8 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.

       On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

       On February 22, 2001, we issued $150 million of senior unsecured notes which bear interest at a rate of 7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Our operating performance is based predominantly on net operating income from the multifamily apartment communities we own, which are located in major markets in Texas, Georgia, Florida, Washington, D.C. and Tennessee.  See Note 11.

Basis of Presentation

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and  include the consolidated accounts of Gables and its subsidiaries, including the Operating Partnership and Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under GAAP, through either majority voting interest or contractual agreements.   Our investments in non-controlled joint ventures are accounted for using the equity method.  Information regarding these unconsolidated joint ventures is included in Note 6.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been adjusted for the minority interest of common unitholders in the Operating Partnership. Common Units, if presented for redemption, can be exchanged for Gables common shares on a one-for-one basis.  Minority interest of common unitholders in the Operating Partnership, as reflected in the accompanying consolidated balance sheets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

is calculated at the balance sheet date based upon the percentage of common Units outstanding owned by partners other than Gables to the total number of common Units outstanding.  Minority interest of common unitholders in the Operating Partnership's earnings is calculated based upon the weighted average number of common Units outstanding during the applicable period.

Reclassifications

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

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

      Property management: We provide property management services to third parties and unconsolidated joint ventures.  Property management fees are recognized when earned.

      Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts. Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs. Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2002, 2001 and 2000, we recognized $2.4 million, $3.1 million and $4.9 million, respectively, in development and construction fees under related contracts with gross billings of $43.9 million, $81.1 million and $83.2 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

       Gains on sales of real estate assets: Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Cost Capitalization

       As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. As required by GAAP, we expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period such costs are incurred.

      Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs regularly. Based on this periodic review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Real Estate Assets and Depreciation

      Real estate assets are stated at depreciated cost, which in the opinion of management is not in excess of each individual asset's estimated undiscounted future cash flows, including estimated proceeds from disposition. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance and direct internal development and construction costs incurred during the construction period. Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Recurring value retention capital expenditures are typically incurred every year during the life of an apartment community and include such expenditures as carpet, flooring and appliances. Non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement or parking lot resurfacing. Value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved and include such costs as amenity upgrades and additions and security gates. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

       Construction in progress represents total capitalized costs incurred on our wholly-owned development communities and incremental capitalized costs incurred on our wholly-owned communities that are undergoing a major renovation.  A reclassification of such costs into operating real estate assets is not made until construction or major renovation activities are 100% complete.

       Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No such impairment losses have been recognized to date.

Cash and Cash Equivalents

       All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

       Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds and principal escrow deposits for tax-exempt bonds. In certain situations, we have deposited sales proceeds into escrow accounts to fund development and acquisition activities.

Deferred Financing Costs and Amortization

       Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable.

Interest Rate Protection Agreements and Derivative Instruments

       In the ordinary course of business, we are exposed to interest rate risks. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged; correlate in notional amount, rate, and term with the balance sheet instrument being hedged and be designated as a hedge at the inception of the derivative contract.

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for us beginning January 1, 2001.  This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  We had no derivative instruments in place as of January 1, 2001 and we have not put any new derivative instruments in place since then.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Stock Options

      At December 31, 2002, we had one stock-based employee compensation plan, which is described more fully in Note 14.  Through December 31, 2002, we have accounted for options issued under this plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant.  Had compensation cost been determined consistent with  SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been reduced to the following pro forma amounts:
	2002	2001	2000
Net income available to common shareholders, as reported	$48,893	$55,074	$57,579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards	(283)	(438)	(636)
Net income available to common shareholders, pro forma	$48,610	$54,636	$56,943
Earnings Per Share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$1.99 $1.97 $1.98 $1.97	$2.30 $2.29 $2.29 $2.27	$2.43 $2.40 $2.43 $2.40

      To date, options have been granted with an exercise price equal to the fair value of our common shares on the dates the options were granted.  At December 31, 2002, 893 common shares are subject to outstanding options granted to our officers, employees and trustees. These outstanding options have exercise prices ranging from $19.50 to $30.20 and a weighted average remaining contractual life of 5.5 years at December 31, 2002.

     A summary of the options activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year Granted Forfeited Exercised Outstanding at end of year Exercisable at end of year	1,196 15 (23) (295) 893 628	$25.64 30.20 26.53 25.77 $25.64 $25.10	1,794 13 (13) (598) 1,196 716	$25.52 27.95 26.02 25.34 $25.64 $25.14	2,051 20 (71) (206) 1,794 1,129	$25.29 24.50 26.45 22.77 $25.52 $25.10

      The weighted average fair value of options granted is $4.29,  $3.18 and $2.62  for 2002, 2001 and 2000, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.36%, 5.12% and 6.71%; expected lives of 4.67, 5.20 and 5.83; dividend yields of 7.98%,  8.62% and 9.27%; and expected volatility of 31%, 27% and 25%.

Treasury Shares

       Our share repurchases under our common equity repurchase program are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to shareholders' equity.  As disclosed in Note 14, we have made certain grants of unrestricted and restricted shares with treasury shares.  The value of such share grants issued is recorded to the additional paid-in capital component of shareholders' equity after relieving the treasury shares component of shareholders' equity utilizing the first-in, first-out method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Property Management Expenses

       We manage owned properties as well as properties owned by third parties and unconsolidated joint ventures for which we provide services for a fee. Property management expenses have been allocated between owned and third-party properties in the accompanying statements of operations based on the proportionate number of owned and third-party apartment homes managed by us during the applicable periods.

Recent Accounting Pronouncements

       In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We have not accounted for any of our business combinations since our IPO using the pooling method of accounting and did not have goodwill or other intangible assets at December 31, 2002 or 2001.  As a result, the adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial statements.

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

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and the adoption thereof did not have a significant impact on our financial statements.  As discussed further in Note 5, SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. In the normal course of business, we recycle invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to shareholders. Although net income is not affected, we expect to continue to reclassify results previously included in continuing operations to discontinued operations for any future qualifying dispositions in accordance with SFAS No. 144.

         In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.  We will adopt SFAS No. 145 in the first quarter of 2003 and, as a result, will reclassify our fiscal 2002 extraordinary loss on early extinguishment of debt, net of minority interest, of $1.4 million to the appropriate categories within continuing operations.

          In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a significant impact on our financial statements.

         In November 2002, FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are currently effective (see Note 6).  We will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002, but do not expect the adoption of FIN 45 to have a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

       In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  We have adopted this standard effective for our fiscal year ended December 31, 2002, resulting in additional disclosures related to our stock-based compensation plan as presented above under "stock options." This standard had no effect on our financial position or results of operations through December 31, 2002.  We intend to expense stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, we do not believe the adoption of this accounting standard will have a significant impact on our financial statements.

       In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued.  In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Until now, a company generally has only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46 are to be applied effective immediately for VIEs created after January 31, 2003, and effective July 1, 2003 for VIEs created prior to February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective, the enterprise should make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created.  We do not believe that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

5.  DISCONTINUED OPERATIONS

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002 and one wholly-owned operating real estate asset during the fourth quarter of 2002. We retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for the two remaining wholly-owned assets sold during the first and fourth quarters of 2002 for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2002 or 2001.

   Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Total property revenues	$3,845	$6,265	$6,071
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	1,688 806 487 2,981	2,473 1,365 724 4,562	2,343 1,310 751 4,404
Minority interest of common unitholders in Operating Partnership Operating income from discontinued operations, net of minority interest	( 168 696)	( 350 1,353)	(369 1,298)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	9,829 (1,910 7,919)	- - -	- - -
Income from discontinued operations, net of minority interest	$8,615	$1,353	$1,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

6.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      Our interests in the following unconsolidated joint ventures are accounted for using the equity method of accounting:

	Ownership Interest as of December 31,
Joint Venture	2002	2001
Arbors of Harbortown JV ("Harbortown JV")	25.00%	25.00%
Gables Residential Apartment Portfolio JV ("GRAP JV")	20.00%	20.00%
Gables Residential Apartment Portfolio JV Two ("GRAP JV Two")	20.00%	20.00%
CMS Tennessee Multifamily JV ("CMS JV")	8.26%	8.26%

 Condensed financial information of the unconsolidated joint ventures is as follows:

Balance Sheet Summary:	December 31, 2002					December 31, 2001
	Harbor- town	GRAP	GRAP Two	CMS	Total	Total
Real estate assets Less: accumulated depreciation Net real estate assets Other assets Total assets	$16,201 (4,734) 11,467 3,294 $14,761	$47,821 (5,450) 42,371 857 $43,228	$96,824 (2,155) 94,669 1,851 $96,520	$63,709 (5,158) 58,551 2,988 $61,539	$224,555 (17,497) 207,058 8,990 $216,048	$283,883 (16,690) 267,193 10,027 $277,220
Mortgage debt Other liabilities Partners' capital Total liabilities and partners' capital	$16,350 715 (2,304) $14,761	$24,632 179 18,417 $43,228	$53,493 4,104 38,923 $96,520	$52,100 1,494 7,945 $61,539	$146,575 6,492 62,981 $216,048	$157,787 11,123 108,310 $277,220
Our investment in JV	$ 500	$4,129	$8,070	$ (276)	$12,423	$20,898
Income Statement Summary:		Years Ended December 31,
	2002	2001	2000
Revenues Property operating and maintenance expense (exclusive of items shown separately below) Interest expense Depreciation and amortization expense Other expense Total expenses	$22,927 9,784 6,008 7,256 350 23,398	$23,617 10,170 7,933 6,981 806 25,890	$19,924 6,886 6,102 5,011 59 18,058
Income (loss) before gain on sale
Gain on sale of real estate assets
Income (loss) from continuing operations
Income (loss) from discontinued operations,
    including gain on sale
Net income

Our equity in income of JV	(471) - (471) 16,920 $16,449 $2,900	(2,273) 12,170 9,897 1,008 $10,905 $242	1,866 - 1,866 (407) $ 1,459 $399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Arbors of Harbortown JV

       The Arbors of Harbortown JV was formed in May 1990 to develop, own and operate the Arbors of Harbortown community located in Memphis comprising 345 apartment homes.  We have a 25% ownership interest in this venture.  The Arbors of Harbortown apartment community is secured by a $16.4 million tax-exempt bond obligation which bears interest at a low-floater rate.  The credit enhancement for the bond obligation is provided by our venture partner and expires in May 2006.  The maturity date of the underlying bond issue is April 2013.  The bond obligation is recourse to us up to $1.0 million. The recourse amount is fully cash-collateralized and held by the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

Gables Residential Apartment Portfolio JV

       The Gables Residential Apartment Portfolio JV was formed in March 1999 to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes located in four of our markets.  Our economic ownership interest in the venture was 22% for the year ended December 31, 2002 and 20% for the period from inception to December 31, 2001.  During 1999, we contributed our interest in the land and development rights associated with these eight communities to the venture in return for (1) cash of $65.1 million and (2) capital account credit of $16.4 million.

       We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The $238 million capital budget for the development of the eight communities was funded with 50% equity and 50% debt.  The equity component was funded 80% by our venture partner and 20% by us.  Our portion of the equity was funded through contributions of cash and property.  As of December 31, 2002, we had funded our total equity commitment of $23.8 million to the joint venture.

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

       In March 2002, the venture sold an apartment community located in South Florida comprising 320 apartment homes and an apartment community located in Houston comprising 382 apartment homes.  In July 2002, the venture sold an apartment community located in Dallas comprising 222 apartment homes.  In September 2002, the venture sold an apartment community located in South Florida comprising 290 apartment homes.  Our share of the net proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

      The remaining community owned by the venture is secured by a construction loan.  The construction loan has a maturity of March 25, 2003, with a one-year extension option.  We expect the construction loan to be extended for a one-year period prior to maturity.   As of December 31, 2002, there was $24.6 million of indebtedness outstanding under this construction loan which currently bears interest at LIBOR plus 1.5%.  None of this indebtedness is recourse to us.

Gables Residential Apartment Portfolio JV Two

       The Gables Residential Apartment Portfolio JV Two was formed in March 2001 to develop, own and operate five multifamily apartment communities comprising 1,153 apartment homes, located in three of our markets.  Since inception, our economic ownership interest in the venture has been 20%.  During 2001, we contributed our interest in the land and development rights associated with three of these communities in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The venture subsequently acquired the parcels of land for the remaining two communities directly from the seller.

       We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The capital budget for the development of the five communities is $118 million which is expected to be funded with equity of $51 million and debt of $67 million.  The equity component is being funded 80% by our venture partner and 20% by us.  Our portion of the equity will be funded through contributions of cash and property.  As of December 31, 2002, we had funded $8 million of our budgeted $10 million equity commitment to the joint venture.  As of December 31, 2002, construction was complete with respect to three of the communities and one of these completed communities had reached a stabilized occupancy level.

      Each of the five communities owned by the venture is secured by a construction loan.  The construction loans have initial maturity dates ranging from April 1, 2004 to June 5, 2005, with various extension options.  As of December 31, 2002, there was an aggregate of $53.5 million of indebtedness outstanding under these construction loans which currently bears interest at spreads over LIBOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

ranging from 1.60% to 1.70%.  We have a limited repayment guaranty on two of these loans with committed fundings aggregating $21.3 million.  The portion of the outstanding indebtedness under the loans that is recourse to us is $2.5 million at December 31, 2002 and will be $6.4 million when the construction loans are fully funded.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

CMS Tennessee Multifamily JV

      In December 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV which was created to own and operate these apartment communities.  At inception, we had a 1% general partner interest and an 8% limited partner interest in this venture.  Our venture partner contributed additional capital to the venture in 2001 which diluted our limited partner interest to 7.26%.  Our initial capital investment in the joint venture of $1.0 million has been substantially offset by $1.0 million in deferred gain associated with our minority interest ownership in the underlying assets sold.  Each of the three apartment communities owned by the venture is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of December 31, 2002, there was an aggregate $52.1 million of indebtedness outstanding under these loans which bears interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

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

Related-Party Transactions and Relevant Accounting Policies

       Management fees for services provided to these unconsolidated joint ventures totaled $1,090, $1,276 and $931 for the years ended December 31, 2002, 2001 and 2000, respectively.  We provide development and construction services to the GRAP JV and GRAP JV Two in return for development and construction fees.  We calculate our net development profit associated with these services based on the fees contractually owed to us by the venture and the amount of direct internal overhead associated with the provision of such services that will be charged against those fees.  We then recognize into income 80% of the net development profit when earned using the percentage of completion method.  The remaining 20% is deferred and classified as a reduction to our investment in joint venture account.  As general contractor, we are responsible for funding any construction cost overruns.  As general contractor and venture partner, we are entitled to an incentive fee on any construction cost savings.  During 1999, we had accrued $425 in incentive fees from the GRAP JV that were reversed in 2001 as a result of the cost overruns associated with the water infiltration issues at Gables State Thomas Ravello.  Development  and construction fees of $1,577, $2,092 and $2,368 for the years ended December 31, 2002, 2001 and 2000, respectively, were recognized in ancillary services revenues in the accompanying statements of operations.

      We generated a gain of $3.5 million in connection with our contribution of land and development rights to the GRAP JV Two.  We recognized 80% or $2.8 million of the gain into income when earned using the percentage of completion method.  The $0.7 million in deferred gain has been classified as a reduction to our investment in joint venture account.  During the years ended December 31, 2002 and 2001, we recognized $1.2 million and $1.6 million, respectively, of the $2.8 million gain.  We generated a gain of $10.9 million in connection with the sale of our real estate asset interests to the CMS JV.  We recognized 91% or $9.9 million of the gain into income on the December 2000 sale date.  The $1.0 million in deferred gain has been classified as a reduction to our investment in joint venture account.  There was no gain or loss in connection with the contribution of land and development rights to the GRAP JV.

       We record our share of income from unconsolidated joint ventures based on our economic ownership interest therein, after making any necessary adjustments to conform to our accounting policies. The gain on sale of real estate assets by the GRAP JV of $12,170 in 2001 pertains entirely to sales of real estate assets from the venture to us.  We eliminated our share of the gain on sale in consolidation and, as a result, our equity in income of joint ventures of $242 in 2001 excludes our share of the gain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

7.  NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2002	2001
Unsecured senior notes payable
Tax-exempt variable-rate notes payable
Secured conventional fixed-rate notes payable
Unsecured variable-rate credit facilities
Unsecured conventional fixed-rate notes payable
Unsecured tax-exempt fixed-rate notes payable
Secured tax-exempt fixed-rate notes payable
Secured variable-rate construction loans
Total notes payable	$470,000 170,955 137,351 75,608 31,151 48,365 20,755 4,389 $958,574	$250,000 170,955 139,143 132,904 114,919 - 69,310 - $877,231

Unsecured Senior Notes Payable

        In March 1998, we issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84% and mature in March 2005. In October 1998, we issued (1) $50,000 of senior unsecured notes which bore interest at 6.55%, were priced to yield 6.59%, and matured in October 2000 and (2) $15,000 of senior unsecured notes which bore interest at 6.60%, were priced at par, and matured in October 2001. We repaid the $50,000 and $15,000 notes at maturity.  In February 2001, we issued $150,000 of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  In July 2002, we issued $180,000 of senior unsecured notes which bear interest at 5.75%, were priced to yield 5.81% and mature in July 2007.  In September 2002, we issued $40,000 of senior unsecured notes in two series in a private placement to an institutional investor: $30,000 of notes which bear interest at 5.86% and mature in September 2009 and $10,000 of notes which bear interest at 6.10% and mature in September 2010.

Tax-Exempt Variable-Rate Notes Payable Totaling $44,930

        At December 31, 2002 and 2001, the variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest that are adjusted weekly based upon a negotiated rate. The interest rates in effect at both December 31, 2002 and 2001 were 1.6%.  Effective interest rates were 1.4%, 2.7% and 4.2% for the years ended December 31, 2002, 2001 and 2000, respectively.  From October 1997 to February 2003, the bonds were enhanced by four letters of credit provided by a $45,820  letter of credit facility that had a maturity date of October 2003.  The fee for the letters of credit under this facility was 0.95% per annum.

       In February 2003, the $45,820 of letters of credit were reissued under our $252 million credit facility with a maturity date of May 2005.  The fee for the letters of credit under this facility is currently 0.95% per annum.  Three of the underlying bond issues mature in December 2007 and the fourth matures in August 2024.

Tax-Exempt Variable-Rate Notes Payable Totaling $126,025

      We have seven variable-rate bond issues totaling $126,025 at December 31, 2002 and 2001 that were assumed in connection with the South Florida acquisition.  One of these bond issues for $10,085 was refinanced in August 2000 from a fixed rate of 4.75% to a variable rate.  Another of these bond issues for $10,800 was refinanced in April 2001 from a fixed rate of 4.75% to a variable rate.  At December 31, 2002 and 2001, the interest rates on these variable-rate bonds averaged 1.4% and 1.5%,  respectively.   Effective interest rates averaged 1.4%, 2.7% and 4.2% for the years ended December 31, 2002, 2001 and 2000, respectively.   These bond issues are enhanced by letters of credit provided by a $138,816 letter of credit facility entered into on April 1, 1998.  The fee for the letters of credit under this facility is 1.0% per annum. The facility has an initial term of ten years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the underlying bond issues range from December 2005 to April 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Secured Conventional Fixed-Rate Notes Payable

      At December 31, 2002 and 2001, the fixed-rate notes payable were comprised of nine loans collateralized by 12 apartment communities included in real estate assets.  The interest rates on these notes payable range from 6.75% to 8.77% (weighted average of 7.72%) and the maturity dates range from February 2004 to December 2015.  Principal amortization payments are required for seven of the nine loans based on amortization schedules ranging from 25 to 30 years.

$252 Million Credit Facility

       At December 31, 2002 and 2001, we had $40,000 and $80,000, respectively, of borrowings outstanding under our $225 million unsecured revolving credit facility provided by a syndicate of banks.   These borrowings bore interest at rates of 1.91% and 3.11% at December 31, 2002 and 2001, respectively.  In February 2003, we closed a modification to this credit facility which, among other things, increased the committed capacity thereunder to $252 million from $225 million.  We have the option to further increase the capacity under the facility to $300 million from $252 million to the extent banks (from the syndicate or otherwise) agree to provide the additional commitment. The facility currently has a maturity date of May 2005. Borrowings under the $252 million facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. We may also enter into competitive bid loans with participating banks for up to $126 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $252 million commitment.  In February 2003, $45,820 of letters of credit enhancing four tax-exempt variable rate notes payable totaling $44,930 were reissued under this facility.

$75 Million Borrowing Facility

      We have a $75 million unsecured borrowing facility with a bank that currently has a maturity date of May 2005.   The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance.  At December 31, 2002 and 2001, we had $34,723 and $52,192, respectively, in borrowings outstanding under this facility at an interest rate of 1.85% and 2.7%, respectively.

$10 Million Credit Facility

      At December 31, 2001, we had a $25 million unsecured revolving credit facility with a bank.  In December 2002, the availability under the facility was decreased to $10 million.  The facility currently has a maturity date of December 2003 with unlimited one-year extension options.   Borrowings under this facility bear interest at the same scheduled interest rates as the $252 million credit facility described above.   At December 31, 2002 and 2001, we had $885 and $712, respectively,  in borrowings outstanding under this facility at an interest rate of 2.35% and 2.97%, respectively.

Unsecured Conventional Fixed-Rate Notes Payable

      At December 31, 2001, the unsecured fixed-rate notes payable totaling $114,919 were comprised of four loans.  During 2002, an $82.5 million loan that bore interest at a rate of 8.3% was retired in connection with the issuance of $40 million of senior unsecured notes and $40 million of Series C Preferred Shares.  The three remaining notes payable totaling $31,151 at December 31, 2002 have interest rates that range from 5.25% to 8.62% (weighted average of 8.38%) and maturity dates that range from December 2007 to November 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Secured and Unsecured Tax-Exempt Fixed-Rate Notes Payable

       At December 31, 2002 and 2001, the tax-exempt fixed-rate indebtedness was comprised of three loans. One loan outstanding at December 31, 2002 and 2001 represents a bond issuance with a principal balance of $48,365 that was collateralized by three communities induced for tax-exempt financing and three additional communities through May 2002.  In May 2002, we called these bonds which had an interest rate of 6.375% and reissued the bonds on an unsecured basis at an interest rate of 4.75% with a maturity date of July 2004. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred loan costs of $236. Such charges totaling $1,687 are reflected as an extraordinary loss in the accompanying consolidated statements of operations and are presented net of minority interest of $327. The called bonds required monthly principal amortization payments based on a 30-year amortization schedule that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. There are no required principal amortization payments on the reissued bonds. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a net present value result. The three underlying tax-exempt bond issues mature in July 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

       The second loan, with an outstanding principal balance of $10,930 and $11,120 as of December 31, 2002 and 2001, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue, which has a maturity date of January 2025, was credit enhanced for an annual fee of 0.60% and bears interest at a rate of 7.03%. Monthly escrow payments are required each year based on the annual principal payment due to the bondholders.

        The third loan represents a tax-exempt bond issue for $9,825 assumed in connection with the South Florida acquisition that bears interest at a rate of 4.65% and is enhanced by the $138,816 letter of credit facility described above. The bonds have a maturity date of February 2004 and do not require principal amortization payments.

Secured Variable-Rate Construction Loans

       We have committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $42,972 from a bank. At December 31, 2002, we had drawn $4,389 under these vehicles and therefore have $38,583 of remaining capacity. Borrowings under two of these vehicles with committed fundings totaling $39,065 bear interest at LIBOR plus 1.50% and borrowings under the remaining two vehicles with committed fundings totaling $3,907 bear interest at the greater of LIBOR plus 3.0% or 7.5%. Borrowings under these secured financing vehicles are made pari passu with each advance and bear interest at a weighted average rate of 3.25% at December 31, 2002.

Maturities

     The following information relating to the aggregate maturities of our notes payable at December 31, 2002 is presented on  a pro forma basis to reflect the February 2003 reissuance of the letters of credit enhancing $44,930 of tax-exempt bonds under the $252 million credit facility with a maturity date of May 2005.

2003 2004 2005 2006 2007 2008 and thereafter Total	$1,925 78,426 243,522 204,894 249,673 180,134 $958,574

      The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2005 maturity date of our $252 million credit facility.  Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.

Restrictive Covenants

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our ability to declare and pay dividends. In general, during any fiscal year, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution (as defined in the related agreement). The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level. We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions or our ability to declare dividends under our current dividend policy.

       The tax-exempt bonds contain certain covenants which require a certain percentage of the apartments in such communities to be rented to individuals based upon income levels specified by U.S. government programs.

Pledged Assets

      The aggregate net book value at December 31, 2002 of real estate assets pledged as collateral for indebtedness was $433,531.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

8. COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

       We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion.  The estimated costs to complete the development of these assets total $149 million at December 31, 2002, including $2 million of costs that we are obligated to fund for the co-investment development communities.  These costs are expected to be initially funded by $39 million in construction loan proceeds and $110 million in borrowings under our credit facilities.

       We have letter of credit and performance obligations of approximately $10.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of four apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $65 million in aggregate.  The construction of these assets was 34% complete in aggregate at December 31, 2002.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.

Ground Leases

      We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to a long-term ground lease for an apartment community in Atlanta with an initial term expiring in 2075. The payments under this lease are made on a monthly basis. Future minimum lease payments and rent expense for these ground leases are not material.

Office Leases

      We are party to operating leases for office space with various terms. Future minimum lease payments and rent expense for such leases are not material.

Contingencies

      The entities comprising Gables are subject to various legal proceedings and claims that arose in the ordinary course of business.  We believe that these matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial statements.

9.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Disclosure about the estimated fair value of financial instruments is based on pertinent information available to us as of December 31, 2002 and 2001.   Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.

      We estimate that the fair value of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and security deposits approximates the carrying value due to the relatively short term nature of these instruments.

      Notes payable with an aggregate carrying value of $958,574 and $877,231 had an estimated fair value of $1,015,320 and $906,777 at December 31, 2002 and 2001, respectively. The estimated fair value of our notes payable is based on a discounted cash flow analysis using current borrowing rates for notes payable with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

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

Years Ended December 31,
Basic and diluted income available to common shareholders (numerator):		2002			2001		2000
Income from continuing operations (net of preferred dividends) - basic
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Income from continuing operations (net of preferred dividends)-diluted	$ $	41,638 10,103 51,741		$ $	53,721 13,899 67,620	$ $	56,281 15,990 72,271
Income from discontinued operations, net of minority interest -basic
Minority interest of common unitholders in Operating Partnership attributable to discontinued operations
Income from discontinued operations - diluted	$ $	8,615 2,078 10,693		$ $	1,353 350 1,703	$ $	1,298 369 1,667
Income before extraordinary loss (net of preferred dividends) - basic
Minority interest of common unitholders in Operating Partnership
Income before extraordinary loss (net of preferred dividends) - diluted	$ $	50,253 12,181 62,434		$ $	55,074 14,249 69,323	$ $	57,579 16,359 73,938
Extraordinary loss from early extinguishment of debt,
    net of minority interest - basic
Minority interest of common unitholders in Operating Partnership attributable to extraordinary loss
Extraordinary loss from early extinguishment of debt - diluted	$ $	( 1,360 ( 327 ( 1,687	) ) )	$ $	- - -	$ $	- - -

Net income available to common shareholders - basic
Minority interest of common unitholders in Operating Partnership, including minority interest attributable to extraordinary loss
Net income available to common shareholders  - diluted

	$ $	48,893 11,854 60,747		$ $	55,074 14,249 69,323	$ $	57,579 16,359 73,938
Common shares (denominator):
Average shares outstanding - basic Incremental shares from assumed conversions of: Outstanding common Units Stock options Other Average shares outstanding - diluted		24,618 5,953 106 7 30,684			23,890 6,263 155 6 30,314		23,694 6,671 70 4 30,439

       Options to purchase 578  and 1,130 shares were outstanding at December 31, 2002 and 2000, respectively,  but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.  There were no anti-dilutive options outstanding at December 31, 2001.

11. SEGMENT REPORTING

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

      We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 93% of our total revenues for each of the three years in the period ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

     The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations totaled $142,907, $153,128 and $150,617 for the years ended December 31, 2002, 2001 and 2000, respectively. All other measurements for our reportable business segment are disclosed in our consolidated financial statements.

        We also provide management, development and construction, corporate apartment home and brokerage services to third parties and unconsolidated joint ventures. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting set forth in SFAS No. 131.

12.  INCOME TAXES

      We have elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of the REIT's ordinary taxable income to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to federal income tax on distributed taxable income.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.  No provision for federal income taxes has been made in the accompanying consolidated financial statements because we made distributions in excess of our taxable income in each of the three years in the period ended December 31, 2002.

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

      As discussed in Note 1, the REIT conducts substantially all of its operations through the Operating Partnership.  For income tax reporting purposes, the REIT receives an allocable share of the Operating Partnership's ordinary income and capital gains based on its weighted average ownership interest therein adjusted for certain specially allocated items.  In addition, taxable income of the Operating Partnership excludes taxable income or loss of Gables Residential Services. The REIT's allocable share of the Operating Partnership's  taxable income for the years ended December 31, 2002, 2001 and 2000 is detailed below:

	2002 (estimate)	2001 (actual)	2000 (actual)
REIT share of Operating Partnership taxable ordinary income (subject to REIT dividend requirement)	$23,836	$46,140	$47,364
REIT share of Operating Partnership taxable capital gains	22,690	8,674	10,295
REIT total taxable income	$46,526	$54,814	$57,659
Cash dividends paid, including preferred	$65,605	$65,700	$61,455

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

	Years Ended December 31,
	2002		2001		2000
	$	%	$	%	$	%
Ordinary income Return of capital Capital gains Unrecaptured Section 1250 gain Total	$0.868 0.716 0.603 0.223 $2.410	36.0% 29.7% 25.0% 9.3% 100.0%	$1.587 0.431 0.256 0.066 $2.340	67.8% 18.4% 11.0% 2.8% 100.0%	$1.726 0.089 0.172 0.208 $2.195	78.7% 4.0% 7.8% 9.5% 100.0%

13.   PROFIT SHARING PLAN

      Eligible employees may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. We also make discretionary matching contributions currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 2002, 2001 and 2000 were not material.

      During January 1996, we added the Gables Residential Trust Stock Fund as an investment option under the plan. The fund is comprised of our common shares. In connection with the addition of this fund to the plan, 100 common shares were registered for issuance under the plan. The plan trustee will purchase our common shares for the fund at the direction of the plan investment committee, either on the open market or directly from us.

14. 1994 SHARE OPTION AND INCENTIVE PLAN AND OTHER SHARE GRANTS

      We adopted the 1994 Share Option and Incentive Plan to provide incentives to officers, employees and non-employee trustees. The plan provides for the grant of options to purchase a specified number of common shares and the grant of restricted or unrestricted common shares.  The total number of shares reserved for issuance under the plan, as amended, is the greater of 2,953 shares or 9% of the total number of outstanding common shares and Units. At December 31, 2002, the number of shares reserved for issuance was 2,953. The number of common shares which may be issued as restricted or unrestricted shares is equal to 50% of the number of shares available for issuance under the plan at such time.  See Note 4 for a discussion of stock options issued under the plan.

       We have made the following grants of unrestricted shares and restricted shares:

Grant Date	Unrestricted Shares Granted	Restricted Shares Granted	Total	Per Share Grant Value	General Vesting Period for Restricted Shares
02-97 02-98 04-98 02-99 02-99 04-99 11-99 01-00 03-00 03-00 10-00 02-01 02-01 10-01 02-02 05-02 11-02 11-02 03-03	23 13 3 11 5 9 2 12 6 3 2 12 1 2 24 1 - 1 11	46 40 9 34 9 19 16 36 20 5 13 36 2 13 47 1 1 12 36	69 53 12 45 14 28 18 48 26 8 15 48 3 15 71 2 1 13 47	$25.8750 26.6875 27.0625 23.2500 23.2500 21.9375 24.6250 22.6250 21.8750 21.8750 25.8125 27.3000 27.3000 26.9500 29.7500 30.3000 23.7100 23.7100 25.4000	Two equal annual installments, beginning 1-1-98
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
Three equal annual installments, beginning 1-1-02
Two equal annual installments, beginning 1-1-02
One installment, on 12-1-04
Three equal installments, beginning 1-1-03
Three equal installments, beginning 1-1-03
Three equal installments, beginning 1-1-03
One installment, on 12-1-05
					Three equal annual installments, beginning 1-1-04
Total	141	395	536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

       All of the share grants have been made under the plan with the exception of the February 2001, February 2002 and March 2003 grants, which were satisfied with shares acquired by us pursuant to our common equity repurchase program.

      The value of the unrestricted shares granted is recorded as long-term compensation expense in the year the related service was provided. Upon issuance of the share grants, (1) the value of the shares issued is recorded to the additional paid-in capital component of shareholders' equity, after relieving the treasury shares component of shareholders' equity for share grants issued out of treasury and (2) the value of the restricted shares is recorded to the deferred long-term compensation component of shareholders' equity. Such deferred compensation is amortized ratably over the term of the vesting period.  Long-term compensation expense included in general and administrative expense in the accompanying consolidated statements of operations was $1,230, $1,331 and $1,128 for the years ended December 31, 2002, 2001 and 2000, respectively.

15.  UNUSUAL ITEMS

       Unusual items of $8,847 in 2001 are comprised of  (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that are being replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs resulting from September 2001 events which impacted the U.S. economy.

       The $2,200 severance charge in 2001 is associated with organizational changes adopted in the fourth quarter of 2001, including (1) the departure of the chief investment officer effective January 1, 2002, who became entitled to severance benefits in accordance with the terms of his employment agreement and (2) the departure of two senior vice presidents effective in early 2002.  These severance costs were paid in 2002 and included approximately $400 of deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation and approximately $730 related to the modification of certain outstanding share options to extend the exercise period and accelerate the vesting thereof.

16. RELATED-PARTY TRANSACTIONS

       Transactions with our unconsolidated joint ventures are disclosed in Note 6.

        On September 1, 2000, we acquired an apartment community located in Austin comprising 160 apartment homes from a partnership in which our chairman, president and chief executive officer held a 15% limited partnership interest. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note. The purchase price and other terms of this transaction were negotiated at arms' length between us and representatives of the seller.

17.  EXTRAORDINARY LOSS, NET

       Extraordinary loss, net of minority interest, of $1,360 in 2002 represents the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness, net of the $327 portion of the loss attributable to the minority interest unitholders.  These bonds had an interest rate of 6.375% which we were able to reissue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

18. QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The operating results of two wholly-owned real estate assets sold during the first and fourth quarters of 2002 are reflected as discontinued operations in the statements of operations for all periods presented in this report as further discussed in Note 5.  As a result, we are presenting the quarterly financial information to reflect the reclassification of the operating results of these assets to discontinued operations, which differs from the basis of presentation in our financial statements previously filed in our quarterly reports on Form 10-Q.

      In addition, during the first quarter of 2002, an operating real estate asset owned by the GRAP JV (an unconsolidated joint venture described in Note 6) was sold.  Because we did not continue to manage the asset subsequent to the sale, we reflected our share of the operating results of the asset as discontinued operations in our financial statements previously filed in our quarterly reports on Form 10-Q.  Upon further consideration of the technical issues involved, during the fourth quarter of 2002, we determined that our share of the results of operations associated with assets sold by unconsolidated joint ventures should not be classified as discontinued operations.  Accordingly, we are presenting the quarterly financial information to reflect our share of the operating results of the asset within continuing operations, which differs from the previously reported quarterly results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

     Quarterly financial information for the years ended December 31, 2002 and 2001, as revised to reflect the changes noted above is as follows:

Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues
Gain on sale of previously depreciated operating real estate assets
Gain on sale of land and development rights
Income from continuing operations
Income from discontinued operations, net of minority interest
Income before extraordinary loss, net
Extraordinary loss, net of minority interest
Net income
Net income available to common shareholders
Net income per common share - basic (a)
Net income per common share - diluted	$60,528 17,906 1,339 26,169 2,027 28,196 - 28,196 25,753 1.05 1.04	$58,989 - 462 8,484 178 8,662 1,360 7,302 4,860 0.20 0.19	$60,011 - 267 7,779 146 7,925 - 7,925 6,834 0.28 0.28	$59,595 - 32 6,025 6,264 12,289 - 12,289 11,446 0.47 0.47
(a) The total of the four quarterly amounts for net income per common share does not equal the net income per common share for the year ended December 31, 2002. The difference results from the use of a weighted average to compute the number of common shares outstanding for each quarter and for the year.
Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues
Gain on sale of previously depreciated operating real estate assets
Gain on sale of land and development rights
Unusual items
Income from continuing operations
Income from discontinued operations, net of minority interest
Income before extraordinary loss, net
Extraordinary loss, net of minority interest
Net income
Net income available to common shareholders
Net income per common share - basic
Net income per common share - diluted	$57,980 - 1,638 400 10,915 325 11,240 - 11,240 8,797 0.38 0.38	$61,330 7,386 580 - 17,140 308 17,448 - 17,448 15,006 0.63 0.62	$62,980 - 515 6,247 5,900 337 6,237 - 6,237 3,794 0.16 0.16	$62,189 26,724 487 2,200 29,537 383 29,920 - 29,920 27,477 1.13 1.13

19.  SUBSEQUENT EVENTS

      In February 2003, we sold an apartment community in Dallas comprising 300 apartment homes.  The net proceeds from this sale were approximately $19 million and were used to paydown outstanding borrowings under our interim financing vehicles.  The gain from this sale was approximately $5 million.  This apartment community did not qualify as held for disposition as defined by SFAS No. 144 at December 31, 2002.

      In February 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30 million.  The acquisition was financed through borrowings under our interim financing vehicles.

      In February 2003, we closed a modification to our $225 million credit facility increasing the capacity thereunder to $252 million, among other things.  See Note 7.

Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2002
(Dollars in Thousands)

Schedule III

Initial Costs				Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period				Year Original Construction Complete
Property Type and Location	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation		Year Acquired
Completed Apartment Communities:
South FL	$ 135,850	$ 69,417	$ 361,141	$ 28,113	$ 69,417	$ 389,254	$ 458,671		$ 55,339	1984-2000	1998-2001
Atlanta, GA	78,378	58,747	86,145	212,940	58,747	299,085	357,832		69,376	1945-2002	1983-1998
Houston, TX	59,339	59,191	139,954	133,020	59,191	272,974	332,165		61,575	1981-1998	1987-2001
Dallas, TX	15,541	25,009	38,234	81,958	25,009	120,192	145,201		22,408	1995-2001	1993-1998
Orlando, FL	-	14,917	-	118,236	14,917	118,236	133,153		11,780	1998-2002	1996-1998
Austin, TX	13,803	12,388	49,878	66,743	12,388	116,621	129,009		19,985	1992-1998	1992-2000
Nashville, TN	26,150	2,001	-	27,643	2,001	27,643	29,644		13,525	1987-1988	1985
Memphis, TN	-	1,865	-	27,606	1,865	27,606	29,471		11,349	1986	1985
Washington, D.C.	-	6,560	18,037	131	6,560	18,168	24,728		671	1988	2001
Total	$ 329,061	$ 250,095	$ 693,389	$ 696,390	$ 250,095	$ 1,389,779	$ 1,639,874		$ 266,008

Apartment Communities Under Development and/or Lease-up:
Dallas, TX	$ -	$ 15,848	$ 22,612	$ 42,200	$ 15,848	$ 64,812	$ 80,660		$ 131	n/a	1998-2001
Austin, TX	906	11,863	-	2,412	11,863	2,412	14,275		-	n/a	2002
South FL	-	4,577	-	2,720	4,577	2,720	7,297		-	n/a	2000
Houston, TX	3,483	5,424	-	1,711	5,424	1,711	7,135		-	n/a	2002
Atlanta, GA ( c)	-	-	-	6,807	-	6,807	6,807		-	n/a	1991-1998
Tampa, FL	-	4,019	-	1,156	4,019	1,156	5,175		-	n/a	2002
Total	$ 4,389	$ 41,731	$ 22,612	$ 57,006	$ 41,731	$ 79,618	$ 121,349		$ 131

Apartment Communities Under Renovation (d):
Atlanta, GA	$ -	$ -	$ -	$ 5,699	$ -	$ 5,699	$ 5,699		$ -	n/a	n/a
South FL	-	-	-	2,111	-	2,111	2,111		-	n/a	n/a
Total	$ -	$ -	$ -	$ 7,810	$ -	$ 7,810	$ 7,810		$ -

Undeveloped Land:
South FL	$ -	$ 6,340	$ -	$ 3,516	$ 9,856	$ -	$ 9,856		$ -	n/a	2001
San Antonio, TX	-	1,202	-	471	1,673	-	1,673		-	n/a	1994
Dallas, TX	-	600	-	198	798	-	798		-	n/a	1994
Memphis, TN	-	606	-	18	624	-	624		-	n/a	1996
Total	$ -	$ 8,748	$ -	$ 4,203	$ 12,951	$ -	$ 12,951		$ -

Grand Totals	$ 333,450	$ 300,574	$ 716,001	$ 765,409	$ 304,777	$ 1,477,207	$ 1,781,984	(e)	$ 266,139

(a) Depreciation of apartment communities is calculated on a straight-line basis over an estimated useful life ranging from 20 to 40 years for buildings and building improvements and an estimated useful life of 5 years for furniture, fixtures and equipment.

(b) The year acquired represents the year we acquired a completed community or the year we acquired the real estate for the development of an apartment community.

(c) Represents costs incurred to date associated with the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes. The remaining information applicable to this community is included in the Completed Apartment Communities category above.

(d) Represents renovation costs incurred to date on two completed communities; the remaining information applicable to these communities is included in the Completed
      Apartment Communities category above.

(e) Excludes our investment in joint ventures totaling $12,423.

			Schedule III
Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2002 (Dollars in Thousands)
A summary of activity for real estate investments and accumulated depreciation is as follows:
	Years ended December 31,
	2002	2001	2000
Real estate investments:
Balance, beginning of year	$ 1,739,905	$ 1,573,544	$ 1,577,737
Additions:
Operating apartment community acquisitions	-	99,206	20,036
Development , construction and renovation costs incurred, including related land acquisitions	90,465	128,513	86,251
Recurring value retention capital expenditures	13,077	11,797	10,910
Non-recurring and/or value-enhancing capital expenditures	11,910	10,916	9,609
Total additions	115,452	250,432	126,806
Contributions to GRAP JV Two	-	(18,020)	-
Sales	(73,373)	(66,051)	(130,999)
Balance, end of year (a)	$ 1,781,984	$ 1,739,905	$ 1,573,544

Accumulated depreciation:
Balance, beginning of year	$ 230,118	$ 195,706	$ 172,247
Depreciation	47,815	47,521	43,745
Sales	(11,794)	(13,109)	(20,286)
Balance, end of year	$ 266,139	$ 230,118	$ 195,706

Reconciliation of depreciation above to consolidated statements of operations:
Depreciation in rollforward of accumulated depreciation above	$ 47,815	$ 47,521	$ 43,745
Depreciation relating to discontinued operations	(806)	(1,365)	(1,310)
Amortization of prepaid land lease payments (b)	84	84	84
Real estate asset depreciation and amortization expense reflected in continuing operations in the accompanying consolidated statements of operations	$ 47,093	$ 46,240	$ 42,519

(a) Excludes our investment in joint ventures totaling $12,423, $20,898 and $24,626 at December 31, 2002, 2001 and 2000, respectively.

(b) We have leased two parcels of land pursuant to long-term ground lease agreements which required the lease payments to be made upfront. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying consolidated balance sheets.