Form 10-Q
period 2003-03-31
GABLES RESIDENTIAL TRUST
filed 2003-05-15
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 1-12590

GABLES RESIDENTIAL TRUST
(Exact name of Registrant as specified in its Charter)

MARYLAND (State of Incorporation)	58-2077868 (I.R.S. Employer Identification No.)

777 Yamato Road, Suite 510
Boca Raton, Florida 33431
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act)
(X)   YES              (  ) NO

Common shares of beneficial interest, par value $0.01 per share, 24,576,515 shares
The number of shares outstanding of each of the registrant's classes of common stock, as of May 9, 2003

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Share Data)
March 31, 2003		December 31, 2002

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net

   Total assets

$ $	249,429 1,275,786 132,253 150,856 12,310 13,271 1,833,905 ( 275,567 1,558,338 9,707 5,622 6,176 36,499 1,616,342)		$ $	250,095 1,259,232 130,547 129,159 12,423 12,951 1,794,407 ( 266,139 1,528,268 6,281 7,632 5,555 36,198 1,583,934)

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
       Series Z Preferred Shares and Series B Preferred Units, exchangeable into
         Series B Preferred Shares, reported above
   Common shares, $0.01 par value, 100,000 shares authorized, 28,878 and 28,856 shares issued at March 31, 2003 and December 31, 2002, respectively
   Additional paid-in capital
   Treasury shares at cost, 4,338 and 4,385 common shares at March 31, 2003 and December 31, 2002, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity

     Total liabilities and shareholders' equity

$ $	1,014,873 6,729 1,217 7,818 8,947 15,713 4,207 1,059,504 88,365 50,192 4,500 - 40,000 - 289 480,813 (105,140 (2,181 - 413,781 1,616,342	) )	$ $	958,574 14,081 1,834 16,172 7,275 18,814 4,133 1,020,883 89,882 50,192 4,500 - 40,000 - 289 485,694 (106,190 ( 1,316 - 418,477 1,583,934	) )
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months Ended March 31,
	2003		2002
Revenues: Rental revenues Other property revenues Total property revenues	$ 53,631 2,836 56,467		$ 52,460 2,899 55,359
Property management revenues Ancillary services revenues Interest income Other revenues Total other revenues	1,849 1,873 73 46 3,841		1,815 2,545 61 43 4,464
Total revenues	60,308		59,823

Expenses:
Property operating and maintenance (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Ancillary services
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
   Total expenses

	19,769 13,016 1,660 1,826 1,225 11,479 424 2,333 342 52,074		18,630 11,653 1,957 1,677 1,471 10,119 257 1,922 453 48,139

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest

Equity in income of joint ventures
Gain on sale of previously depreciated operating real estate assets
Gain on sale of land and development rights

	8,234 95 - -		11,684 1,888 17,906 1,339

Minority interest of common unitholders in Operating Partnership
Minority interest of preferred unitholders in Operating Partnership

Income from continuing operations

Operating income (loss) from discontinued operations, net of minority interest
Gain on disposition of discontinued operations, net of minority interest
Income from discontinued operations, net of minority interest

	(1,226 (1,078 6,025 (8 4,075 4,067	) ) )	(5,749 (1,078 25,990 443 1,763 2,206	) )
Net income	10,092		28,196
Dividends to preferred shareholders	(844)		(2,443)
Net income available to common shareholders	$ 9,248		$25,753
Weighted average number of common shares outstanding - basic Weighted average number of common shares outstanding - diluted	24,495 30,337		24,520 30,670

Per Common Share Information - Basic:
Income from continuing operations (net of preferred dividends)
Income from discontinued operations, net of minority interest
Net income available to common shareholders

Per Common Share Information - Diluted:
 Income from continuing operations (net of preferred dividends)
Income from discontinued operations
Net income available to common shareholders

See notes to consolidated financial statements.

	$ 0.21 $ 0.17 $ 0.38 $ 0.21 $ 0.17 $ 0.38		$ 0.96 $ 0.09 $ 1.05 $ 0.96 $ 0.09 $ 1.04

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
Three Months Ended March 31,
		2003			2002

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
      Restricted cash
      Other assets
      Other liabilities, net
          Net cash provided by operating activities of continuing operations
          Net cash provided by operating activities of discontinued operations
               Net cash provided by operating activities

		$10,092 ( 4,067 13,782 ( 95 2,304 - 386 418 2,141 (3,061 (18,548 3,352 39 3,391	) ) ) )		$28,196 (2,206 12,363 ( 1,888 6,827 ( 19,245 355 623 1,154 2,956 (15,729 13,406 936 14,342	) ) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets
Recurring value retention capital expenditures
Non-recurring and/or value-enhancing capital expenditures
Restricted cash held in escrow, net
Net proceeds from sale of wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Investment in joint ventures
Net proceeds from sale of joint venture real estate assets
    Net cash (used in) provided by investing activities

		( 48,251 ( 2,469 ( 1,835 - - 18,737 ( 390 - (34,208	) ) ) ) )		( 21,608 ( 2,834 ( 1,648 (24,974 46,803 15,273 ( 159 6,093 16,946	) ) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options
Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Principal escrow payments deposited into escrow, net
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($0.6025 per share)
Common distributions paid ($0.6025 per share)
   Net cash provided by (used in) financing activities

		- - ( 1,120 56,901 ( 602 (131 (1,461 (1,078 (14,770 (3,496 34,243	) ) ) ) ) ) )		5,604 (231 (5 20,000 ( 34,535 (263 (2,387 (1,078 (14,890 (3,599 (31,384	) ) ) ) ) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period		$3,426 6,281 9,707			$(96 4,231 4,135)
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$ $	20,467 2,103 18,364		$ $	16,824 2,423 14,401
See notes to consolidated financial statements.

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

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At March 31, 2003, we were an 80.9% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

       Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitle us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida"). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, with substantially identical rights as the common or preferred shares, as applicable, to us.

       As of March 31, 2003, we managed a total of 154 multifamily apartment communities comprising 41,461 apartment homes for assets owned by us and our third-party clients. At March 31, 2003, we owned 74 stabilized multifamily apartment communities comprising 20,361 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 941 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned nine multifamily apartment communities under development or in lease-up at March 31, 2003 that are expected to comprise 2,410 apartment homes upon completion and an indirect 20% interest in three apartment communities under development or in lease-up at March 31, 2003 that are expected to comprise 647 apartment homes upon completion. In addition, as of March 31, 2003, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Preferred Share Offerings

       On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles. We have the option to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per Unit plus accrued and unpaid dividends. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of March 31, 2003, we had repurchased 4,506 common shares and 300 Units for a total of $116 million, including $0.2 million in related commissions.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission which initially provided $500 million of equity capacity.   We currently have $425 million of this equity capacity remaining following our May 2003 $75 million preferred equity offering. The debt portion of this shelf registration statement has been fully utilized after our February 2001 and July 2002 senior unsecured note offerings.

3. BASIS OF PRESENTATION

       The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated accounts of Gables and its subsidiaries, including the Operating Partnership and Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under GAAP, through either majority voting interest or contractual agreements. Our investments in non-controlled joint ventures are accounted for using the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been adjusted for the minority interest of common unitholders in the Operating Partnership.  Common Units, if presented for redemption, can be exchanged for Gables common shares on a one-for-one basis.  Minority interest of common unitholders in the Operating Partnership, as reflected in the accompanying balance sheets, is calculated at the balance sheet date based upon the percentage of common Units outstanding owned by partners other than Gables to the total number of common Units outstanding.  Minority interest of common unitholders in the Operating Partnership’s earnings is calculated based upon the weighted average of common Units outstanding during the applicable period.

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2002.

       Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to paydown outstanding borrowings under our interim financing vehicles. The gain from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest unitholders.

       During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.  One of these sales occurred during the three months ended March 31, 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest unitholders.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Notes 5 and 6 for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  All of these sale transactions occurred during the three months ended March 31, 2002. In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.5 million was recognized in the three months ended March 31, 2002.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the three months ended March 31, 2002, resulting in a $1.8 million gain to us.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations.  See Notes 5 and 6 for further discussion.

Community Acquisitions

       On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of March 31, 2003, we had funded $1.1 million of the $1.6 million total investment.  The final installment of $0.5 million is expected to be paid in the second quarter of 2003.

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

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a rate of 4.75%. In connection with the early extinguishment of debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs totaling $236. Such charges totaling $1,687 were originally reflected net of minority interest of  $327 as an extraordinary loss in the statements of operations (Note 5). The previous bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) was issued.   SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We did not have goodwill or other intangible assets at March 31, 2003 or December 31, 2002.  As a result, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.

       In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," (effective for us January 1, 2003) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 did not have a significant impact on our financial statements.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and the adoption thereof did not have a significant impact on our financial statements.  As discussed further in Note 6, SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. In the normal course of business, we recycle invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to shareholders. Although net income is not affected, we expect to continue to reclassify results previously included in continuing operations to discontinued operations for any future qualifying dispositions in accordance with SFAS No. 144.

         In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.  We adopted SFAS No. 145 in the first quarter of 2003 and, as a result, reclassified our May 2002 extraordinary loss on early extinguishment of debt, net of minority interest, of $1.4 million to unusual items within continuing operations.

          In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial statements.

         In November 2002, FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued (Note 10).  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  We will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on our financial statements.

       In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both interim and annual financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  We adopted this standard effective for our fiscal year ended December 31, 2002, resulting in additional disclosures related to our stock-based compensation plan (Note 9).  We began expensing stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, the adoption of this accounting standard did not have a significant impact on our financial statements.

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

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002, one wholly-owned operating real estate asset during the fourth quarter of 2002 and one wholly-owned operating real estate asset during the first quarter of 2003. We retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold that we retained management of, the operating results of these assets are included in continuing operations. The operating results for the three remaining wholly-owned assets sold during the first and fourth quarters of 2002 and first quarter of 2003 for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2003 or December 31, 2002.

        Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Three Months Ended March 31,
	2003	2002
Total property revenues	$ 223	$1,858
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	148 49 36 233	726 385 196 1,307
Minority interest of common unitholders in Operating Partnership Operating income (loss) from discontinued operations, net of minority interest	2 (8)	(108 443)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	5,042 (967 4,075)	2,198 (435 1,763)
Income from discontinued operations, net of minority interest	$4,067	$2,206

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

	Three Months Ended March 31,
Basic and diluted income available to common shareholders (numerator):	2003	2002

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

 Net income available to common shareholders – basic
Minority interest of common unitholders in Operating Partnership
Net income available to common shareholders – diluted

	$ 5,181 1,226 $ 6,407 $ 4,067 965 $ 5,032 $ 9,248 2,191 $11,439 24,495 5,805 28 9 30,337	$ 23,547 5,749 $ 29,296 $ 2,206 543 $ 2,749 $ 25,753 6,292 $32,045 24,520 5,985 160 5 30,670

Common shares (denominator):
Average shares outstanding – basic Incremental shares from assumed conversions of: Outstanding common Units Stock options Other Average shares outstanding – diluted

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each such community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 94% and 93% of our total revenues for the three months ended March 31, 2003 and 2002, respectively.

       The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses.  Property operating and maintenance expenses represent direct property operating and maintenance expenses as reflected in our accompanying statements of operations and exclude certain expenses included in the determination of net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.  These items are excluded from NOI in order to provide results that are more closely related to a property’s results of operations.  NOI is also used by industry analysts and investors to measure operating performance of our apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations is as follows:

	Three Months Ended March 31,
	2003	2002
Total property revenues Less: Property operating and maintenance expenses	$56,467 19,769	$55,359 18,630
Net operating income (NOI)	$36,698	$36,729

       Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Three Months Ended March 31,
	2003	2002
Net operating income (NOI)	$36,698	$36,729

Less other expenses:
Real estate asset depreciation and amortization	(13,016)	(11,653)
Property management – owned	(1,660)	(1,957)
Property management – third party	(1,826)	(1,677)
Ancillary services	(1,225)	(1,471)
Interest expense and credit enhancement fees	(11,479)	(10,119)
Amortization of deferred financing costs	(424)	(257)
General and administrative	(2,333)	(1,922)
Corporate asset depreciation and amortization	(342)	(453)
Total other expenses	(32,305)	(29,509)

Add other revenues:
Property management revenues	1,849	1,815
Ancillary services revenues	1,873	2,545
Interest income	73	61
Other revenues	46	43
Total other revenues	3,841	4,464

Income from continuing operating before equity in income of joint ventures, gain on sale and minority interest	$8,234	$11,684

        All other measurements for our reportable segment are disclosed in our consolidated financial statements.

         We also provide management, development and construction, corporate apartment home and brokerage services to third parties and unconsolidated joint ventures. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting set forth in SFAS No. 131.

9.  STOCK OPTIONS

       Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for stock-based employee compensation.  Under the prospective method of adoption selected by us, the recognition provisions of SFAS No. 123 apply to all new employee awards granted after December 31, 2002.  Prior awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant.  Had compensation cost on all outstanding and unvested option awards been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended March 31,
2003	2002

Net income available to common shareholders, as reported

Deduct:  Total stock-based employee compensation expense determined under fair value based method for all option awards

Net income available to common shareholders, pro forma

Earnings Per Share:
     Basic – as reported
     Basic – pro forma
     Diluted – as reported
     Diluted – pro forma

$9,248 (13 $9,235 $0.38 $0.38 $0.38 $0.38)	$25,753 (86 $25,667 $1.05 $1.05 $1.04 $1.04)

COMMITMENTS AND CONTINGENCIES

 Development and Construction Commitments

       We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion.  The estimated costs to complete the development of these assets total $127 million at March 31, 2003, including $1 million of costs that we are obligated to fund for the co-investment development communities.  These costs are expected to be initially funded by $36 million in construction loan proceeds and $91 million in borrowings under our credit facilities.

       We have letter of credit and performance obligations of approximately $10.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of four apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $65 million in aggregate.  The construction of these assets was 50% complete in aggregate at March 31, 2003.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended March 31, 2003 and 2002, we recognized $0.6 million and $0.8 million, respectively, in development and construction fees under related contracts with gross billings of $11.4 million and $12.8 million, respectively. Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

Ground Leases

      We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. The payments under the Atlanta lease and the Austin lease are made on a monthly and quarterly basis, respectively. Future minimum lease payments and rent expense for these ground leases are not material.

Joint Venture Indebtedness and Related Recourse Guarantee Obligations

     The apartment community owned and operated by the Arbors of Harbortown JV in which we have a 25% ownership interest is secured by a $16.4 million tax-exempt bond obligation which bears interest at a low-floater rate.  The credit enhancement for the bond obligation is provided by our venture partner and expires in May 2006.  The maturity date of the underlying bond issue is April 2013.  The bond obligation is recourse to us up to $1.0 million.  The recourse amount is fully cash-collateralized and held by the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

     The apartment community owned by the Gables Residential Apartment Portfolio JV in which we have a 20% ownership interest is secured by a construction loan which matures in March 2004.  As of March 31, 2003, there was $24.6 million of indebtedness outstanding under this construction loan which currently bears interest at LIBOR plus 1.5%.  None of this indebtedness is recourse to us.

     Each of the five communities owned by the Gables Residential Apartment Portfolio JV Two is secured by a construction loan.  The construction loans have initial maturity dates ranging from April 2004 to June 2005, with various extension options.  As of March 31, 2003, there was an aggregate of $59.1 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR ranging from 1.60% to 1.70%.  We have a limited repayment guaranty on two of these loans with committed fundings aggregating $21.3 million.  The portion of the outstanding indebtedness under the loans that is recourse to us is $3.9 million at March 31, 2003 and will be $6.4 million when the construction loans are fully funded.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

     Each of the three communities owned by the CMS Tennessee Multifamily JV is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of March 31, 2003, there was an aggregate of $52.0 million of indebtedness outstanding under these loans which bear interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Property and Per Share Data)

       We are a REIT focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets.  See Note 8, Segment Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

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

      Rental rates have declined slightly as a result of national economic weakness, but the execution of our operating tactics have resulted in occupancy levels that have returned to historically high levels.  In addition, low mortgage rates have resulted in an increase in home purchases by apartment residents. We expect portfolio-wide property operating and maintenance expenses for 2003 to increase over 2002 at a rate ahead of inflation due primarily to increases in insurance costs and property taxes. In addition, we expect total property revenues on a same-store basis in 2003 to be consistent with, or slightly lower than, 2002 results. We expect that operating fundamentals for our business will improve as job growth improves in our markets. The job growth prospects for our markets are partially related to national economic conditions. It is uncertain whether, and to what extent, the national economy and related job growth will improve in 2003.

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

Forward-Looking Statements

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth under “Certain Factors Affecting Future Operating Results” in

this Item 2 and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Preferred Share Offerings

       On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles. We have the option to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per Unit plus accrued and unpaid dividends. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of March 31, 2003, we had repurchased 4,506 common shares and 300 Units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission which initially provided $500 million of equity capacity. We currently have $425 million of this equity capacity remaining following our May 2003 $75 million preferred equity offering.  The debt portion of this shelf registration statement has been fully utilized as a result of our February 2001 and July 2002 senior unsecured note offerings.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

        In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to paydown outstanding borrowings under our interim financing vehicles.  The gain  from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest unitholders.

        During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.  One of these sales occurred during the three months ended March 31, 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest unitholders.

       Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations.  See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.   All of these sale transactions occurred during the three months ended March 31, 2002.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.5 million was recognized during the three months ended March 31, 2002.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the three months ended March 31, 2002, resulting in a $1.8 million gain to us.

      Historical operating results and gains are included in continuing operations in our consolidated statements of operations. See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

Community Acquisitions

       On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co."). Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of March 31, 2003, we had funded $1.1 million of the $1.6 million total investment.  The final installment of $0.5 million is expected to be paid in the second quarter of 2003.

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

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and reissued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236. Such charges totaling $1,687 were originally reflected net of minority interest of $327 as an extraordinary loss in our consolidated statements of operations (See Note 5 to the accompanying consolidated financial statements). The called bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2002. Notes 5 and 6 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization and asset impairment evaluation.

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

      Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended March 31, 2003 and 2002, we recognized $0.6 million and $0.8 million, respectively, in development and construction fees under related contracts with gross billings of $11.4 million and $12.8 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Asset Impairment Evaluation

        Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance and direct internal development and construction costs incurred during the construction period. Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Recurring value retention capital expenditures are typically incurred every year during the life of a community and include such expenditures as carpet, flooring and appliances. Non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement, parking lot resurfacing, exterior painting and siding replacement. Value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved from increasing the NOI potential for a community or recharacterizing the quality of the income stream with an anticipated reduction in potential sales cap rate for items such as replacement of wood siding with a masonry based hardi-board product, amenity upgrades and additions, installation of security gates and additions of covered parking. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

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

Discontinued Operations

      We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in our consolidated statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002, one wholly-owned operating real estate asset during the fourth quarter of 2002 and one wholly-owned operating real estate asset during the first quarter of 2003. We retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold that we retained management of, the operating results of these assets are included in continuing operations. The operating results for the three remaining wholly-owned assets sold during the first and fourth quarters of 2002 and the first quarter of 2003 for which we did not retain management are reflected as discontinued operations in our consolidated statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2003 or December 31, 2002.

Results of Operations

Comparison of operating results for the three months ended March 31, 2003  (the “2003 Period”) to the three months ended March 31, 2002 (the “2002 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2003 Period and the 2002 Period is summarized as follows:

	Three Months Ended March 31,
	2003	2002	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Renovation communities (b)
Acquired communities (b)
Sold communities (b)
   Total property revenues

	$46,652 1,646 2,410 1,639 3,737 383 - $56,467	$47,285 1,646 1,044 624 3,862 - 898 $55,359	$ (633) - 1,366 1,015 (125) 383 (898) $ 1,108	( 1.3%) - 130.8% 162.7% (3.2%) - ( 100.0%) 2.0%

Property operating and maintenance expenses (c):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Renovation communities (b)
Acquired communities (b)
Sold communities (b)
   Total property operating and maintenance expenses

	$16,407 - 964 762 1,483 153 - $19,769	$16,076 - 538 297 1,443 - 276 $18,630	$331 - 426 465 40 153 (276) $1,139	2.1% - 79.2% 156.6% 2.8% - ( 100.0%) 6.1%

Property net operating income (NOI) (d):
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Renovation communities (b)
Acquired communities (b)
Sold communities (b)
      Total property net operating income (NOI)

	$30,245 1,646 1,446 877 2,254 230 - $36,698	$31,209 1,646 506 327 2,419 - 622 $36,729	$(964) - 940 550 (165) 230 (622) $ (31)	(3.1%) - 185.8% 168.2% (6.8%) - (100.0%) (0.1%)
Total property NOI as a percentage of total property revenues	65.0%	66.3%	-	(1.3%)

(a)  Communities that were owned and fully stabilized throughout both the 2003 Period and the 2002 Period (“same-store”).
(b)  Communities that were in renovation, acquired or sold subsequent to January 1, 2002, as applicable.
(c)  Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.
(d) Calculated as total property revenues less property operating and maintenance expenses (c). See Note 8, Segment Reporting,  to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of our apartment communities.  In addition, NOI from this reportable segment is reconciled to the most directly comparable GAAP measure in Note 8.

        Total property revenues increased $1,108, or 2.0%, from $55,359 to $56,467 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, partially offset by the sale of two apartment communities in the first quarter of 2002, a decrease in same-store performance as a result of national economic weakness, and a decrease in the number of available apartment homes associated with renovation activities at five of our communities.

        Property operating and maintenance expenses (as reflected in the consolidated statements of operations) increased $1,139, or 6.1%, from $18,630 to $19,769 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing 2.1%. The same-store expense increase is at a rate ahead of inflation due to a significant increase in insurance costs, along with higher marketing costs associated with the current national economic conditions. This increase was offset in part by the sale of  two apartment communities in the first quarter of 2002.

       Additional information for the 63 same-store apartment communities presented in the preceding table is as follows:

	Number of Apartment	% of 2003	Physical Occupancy in	% Change from the 2002 Period to the 2003 Period in
Market	Homes	Period NOI	the 2003 Period	Occupancy		Revenues		Expenses		NOI
So. Florida	4,377	29.7%	95.4%	0.7%		0.0%		(1.5%	)	0.7%
Houston	4,934	26.9%	95.5%	0.9%		1.4%		4.1%		(0.1%	)
Atlanta	3,613	18.0%	93.7%	2.0%		(5.6%	)	4.0%		(10.2%	)
Austin	1,677	11.2%	93.9%	2.8%		(4.4%	)	2.7%		(8.1%	)
Dallas	1,123	7.7%	95.8%	(0.4%	)	(3.3%	)	0.8%		(5.5%	)
Washington, D.C.	82	1.6%	98.5%	5.2%		9.1%		11.8%		8.1%
Other	1,243	4.9%	90.6%	0.1%		0.8%		1.2%		0.6%
Totals	17,049	100.0%	94.7%	1.2%		(1.3%	)	2.1%		(3.1%	)

             Property management revenues remained steady with a nominal increase of $34 or 1.9%, from $1,815 to $1,849.

       Ancillary services revenues decreased $672 or 26.4%, from $2,545 to $1,873 due to a decrease in third-party brokerage services revenue of $292, a decrease in corporate rental housing revenue of $200 and a decrease in development and construction fee revenue of $180. The decrease in brokerage revenues is due to fewer third-party sales in the 2003 Period.  The decrease in corporate rental housing revenue is due primarily to a decrease in occupancy rates.  The decrease in development and construction fee revenue is comprised of $108 in revenue from unconsolidated joint ventures and $72 in revenue from third parties.  This decrease is due primarily to a portion of our projects reaching or nearing completion, coupled with fewer new project starts.

       Interest income increased $12, or 19.7%, from $61 to $73 due to an increase in interest-bearing deposits, partially offset by a decrease in interest rates.

       Real estate asset depreciation and amortization increased $1,363, or 11.7%, from $11,653 to $13,016 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by the impact of the sale of two apartment communities in the first quarter of 2002.

       Property management expense for owned communities and third-party properties on a combined basis decreased $148, or 4.1%, from $3,634 to $3,486 due to certain software licensing fees incurred in the 2002 Period, but not the 2003 Period, partially offset by increased support costs and inflationary increases in expenses.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and units managed.

       Ancillary services expense decreased $246, or 16.7%, from $1,471 to $1,225 due primarily to a decrease in development and construction expenses of $211.  The decrease in development and construction expenses is related to a decrease in services rendered as the related projects reach or near construction completion, coupled with fewer new project starts.

       Interest expense and credit enhancement fees increased $1,360, or 13.4%, from $10,119 to $11,479. An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with sale activities.  In addition, the 2002 refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

         Amortization of deferred financing costs increased $167, or 65.0%, from $257 to $424 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our $252 million unsecured revolving credit facility in February 2003.

        General and administrative expense increased $411, or 21.4%, from $1,922 to $2,333 due primarily to increases in payroll costs, insurance, professional fees and internal acquisition costs associated with the February 2003 acquisition of an operating apartment community.

       Corporate asset depreciation and amortization decreased $111, or 24.5%, from $453 to $342 due primarily to a non-recurring adjustment recorded to depreciation in the 2003 Period.

       Equity in income of  joint ventures decreased $1,793, or 95.0%, from $1,888 to $95 due primarily to the 2002 sales of four apartment communities by the GRAP JV.  Two of these sales occurred during the 2002 Period, resulting in the recognition of a $1,754 gain by us during the 2002 Period.

     Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2003 Period and the 2002 Period is as follows:

2003 Period
Stabilized(a)		Development & Lease-up (b)		Sales (c)	Total		Total 2002 Period

Our share of joint venture results:
Rental and other property revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Property net operating income
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the period

$ 782 ( 327 $ 455 ( 151 ( 5 ( 18 $ 281 - ( 214 $ 67 6 2,084 90	) ) ) ) ) %	$ 364 ( 141 $ 223 ( 56 ( 11 ( 2 $ 154 - ( 126 $ 28 3 891 55	) ) ) ) ) %	$ - - $ - - - - $ - - - $ - - - -	$1,146 ( 468 $ 678 ( 207 ( 16 ( 20 $ 435 - ( 340 $ 95 9 2,975 80	) ) ) ) ) %	$1,438 ( 616 $ 822 ( 252 ( 23 ( 11 $ 536 1,754 ( 402 $1,888 11 3,618 82	) ) ) ) ) %

(a) Communities that were owned and fully stabilized throughout the 2003 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of  the 2003 Period.
(c) Communities that were sold subsequent to January 1, 2003.

       Gain on sale of previously depreciated operating real estate assets of $17,906 in 2002 relates to the sale of two wholly-owned communities comprising 557 apartment homes located in Houston and Atlanta.

       Gain on sale of land and development rights of $1,339 in 2002 is comprised of (1) $763 associated with the 2002 sale of 13.3 acres of land in Houston, (2) recognition of $491 in deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

       Income from discontinued operations, net of minority interest, increased $1,861, or 84.4%, from $2,206 to $4,067 due primarily to the $4,075 gain on disposition of discontinued operations, net of minority interest recognized in the 2003 Period, as compared to the $1,763 gain on disposition of discontinued operations, net of minority interest recognized in the 2002 Period.

       Dividends to preferred shareholders decreased $1,599, or 65.5%, from $2,443 to $844 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002.

Liquidity and Capital Resources

       Net cash provided by operating activities from continuing operations decreased from $13,406 for the three months ended March 31, 2002 to $3,352 for the three months ended March 31, 2003 due to (1) a change in other assets between periods of $6,017, (2) a change in other liabilities between periods of $2,819 and (3)  a decrease of $2,205 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets and long-term compensation expense and (b) after operating distributions received from joint ventures. Such decreases were offset in part by a change in restricted cash between periods of $987.  Net cash provided by operating activities from discontinued operations decreased from $936 to $39 due to the disposition of discontinued operations in 2002 and 2003.

      We had $16,946 of net cash provided by investing activities for the three months ended March 31, 2002 compared to $34,208 of net cash used in investing activities for the three months ended March 31, 2003. During the three months ended March 31, 2003, we expended $48,251 related to acquisition, development, construction and renovation expenditures, $2,469 related to recurring value retention capital expenditures for operating apartment communities, $1,835 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities and $390 related to our investment in joint ventures.  During the three months ended March 31, 2003, we received cash of $18,737 in connection with the disposition of discontinued operations. During the three months ended March 31, 2002, we expended $21,608 related to acquisition, development, construction and renovation expenditures, $2,834 related to recurring value retention capital expenditures for operating apartment communities, $1,648 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities and $159 related to our investment in joint ventures.   In addition, during the three months ended March 31, 2002, $24,974 of sales proceeds were deposited into escrow to fund development activities.  During the three months ended March 31, 2002, we received cash of (1) $46,803 in connection with the sale of wholly-owned real estate assets, (2) $15,273 in connection with the disposition of discontinued operations and (3) $6,093 in connection with our share of the net proceeds from the sale of joint venture real estate assets.

        We had $31,384 of net cash used in financing activities for the three months ended March 31, 2002 compared to $34,243 of net cash provided by financing activities for the three months ended March 31, 2003. During the three months ended March 31, 2003, we received net proceeds of $56,299 from net borrowings and we expended  (1) $20,805 in common and preferred dividends and distributions, (2) $1,120 in deferred financing costs and (3) $131 of principal escrow payments deposited into escrow, net. During the three months ended March 31, 2002, we expended (1) $21,954 for common and preferred dividends and distributions, (2) $14,535 in net repayments of borrowings, (3) principal escrow payments deposited into escrow, net of $263 and (4) $231 for Unit redemptions.  These payments were offset in part by proceeds from the exercise of share options of $5,604.

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

         As of March 31, 2003, we had total indebtedness of $1,014,873, cash and cash equivalents of $9,707 and principal escrow deposits reflected in restricted cash of $682.  Our indebtedness has an average of 3.7 years to maturity at March 31, 2003.

        The aggregate maturities of our notes payable at March 31, 2003 are as follows:

	Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2003 2004 2005 2006 2007 2008 and thereafter	$ 1,389 1,667 1,735 1,654 1,775 14,190 $ 22,410	$ - 76,759 298,672 203,240 247,898 165,894 $992,463	$ 1,389 78,426 300,407 204,894 249,673 180,084 $1,014,873

          The indebtedness outstanding under each of our credit facilities totaling $129,499 at March 31, 2003 is reflected in the preeding table using the May 2005 maturity date of our $252 million credit facility. Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.  As noted previously, the $72.4 million of net proceeds from the issuance of our Series D Preferred Shares on May 8, 2003 were used to paydown outstanding borrowings under our credit facilities.

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

      We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion. The estimated costs to complete the development of these assets total $127 million at March 31, 2003, including $1 million of costs that are obligated to fund for the co-investment development communities. These costs are expected to be initially funded by $36 million in construction loan proceeds and $91 million in borrowings under our credit facilities described below.

$252 Million Credit Facility

       In February 2003, we closed a modification to our $225 million unsecured revolving credit facility provided by a syndicate of banks which, among other things, increased the committed capacity thereunder to $252 million from $225 million. We have the option to further increase the capacity under the facility to $300 million from $252 million to the extent banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. The facility currently has a maturity date of May 2005. Borrowings under the $252 million facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. We may also enter into competitive bid loans with participating banks for up to $126 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $252 million commitment. In February 2003, approximately $46 million of letters of credit enhancing approximately $45 million of tax-exempt variable rate notes payable were reissued under this facility.  The total amounts outstanding under the facility and the resulting availability under the facility at March 31, 2003 is as follows:

Committed capacity under the facility Amounts outstanding under the facility: Borrowings Letters of Credit: Tax-exempt bond enhancement Other Total	$80,000 45,820 1,844	$252,000 127,664
Availability under the facility		$124,336

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that currently has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $47.4 million in borrowings outstanding under this facility at March 31, 2003 at an interest rate of 1.85%.
$10 Million Credit Facility

       At March 31, 2003, we had $2.1 million in borrowings outstanding under our $10 million unsecured revolving credit facility provided by a bank. The facility currently has a maturity date of December 31, 2003 with unlimited one-year extension options. Borrowings under this facility bear interest at the same scheduled interest rates as the $252 million credit facility.

Secured Variable-Rate Construction Loans

       We have committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $43.0 million from a bank. At March 31, 2003, we had drawn approximately $7.4 million under these vehicles and therefore have approximately $35.6 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.24% at March 31, 2003.

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

  our ability to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index;
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

Development and Lease-up Communities at March 31, 2003:

Percent at March 31, 2003

Actual or Estimated Quarter of

Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs II (b)	233	$25	$ 15	48%	--	--	2 Q 2002	3 Q 2003	3 Q 2004	4 Q 2004
Austin, TX	Gables Grandview	458	55	36	15%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Dallas, TX	Gables Ellis Street	245	45	2	95%	58%	46%	3 Q 2001	3 Q 2002	3 Q 2003	1 Q 2004
Dallas, TX	Gables State Thomas Ravello	290	48	4	95%	22%	4%	4 Q 2001	1 Q 2003	3 Q 2003	3 Q 2004
Houston, TX	Gables Augusta	312	33	24	9%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Floresta	311	38	29	5%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Tampa, FL	Gables Beach Park	166	22	16	4%	--	--	1 Q 2003	4 Q 2003	2 Q 2004	3 Q 2004
	Wholly-Owned Totals	2,015	$266	$126
Co-Investment Development/Lease-up Communities (c):
Tampa, FL	Gables West Park Village II	297	$ 27	$ 7	78%	9%	7%	2 Q 2002	1 Q 2003	4 Q 2003	3 Q 2004
Tampa, FL	Gables West Park Village III	76	10	8	--	--	--	3 Q 2003	2 Q 2004	4 Q 2004	1 Q 2005
	Co-Investment Totals	373	$37	$ 15	(d)
Wholly-Owned Completed Communities in Lease-up:
Atlanta, GA	Gables Paces	80	$ 23		100%	89%	79%	3 Q 2000	1 Q 2002	2 Q 2002	2 Q 2003
Orlando, FL	Gables North Village	315	44		100%	95%	91%	4 Q 1999	4 Q 2000	2 Q 2002	2 Q 2003
	Wholly-Owned Totals	395	$67
Co-Investment Completed Communities in Lease-up (c):
Atlanta	Gables Metropolitan II	274	$ 32		100%	89%	83%	1 Q 2001	2 Q 2002	4 Q 2002	2 Q 2003

(a)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b)  This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.
(c)  These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.
(d)  Construction loan proceeds are expected to fund $8 million of these costs to complete at March 31, 2003. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected and estimated in such statements. Risks associated with our development, construction and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

Stabilized Communities at March 31, 2003

	No. of Apt.	March 31, 2003		March 31, 2003 Scheduled Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Rock Springs I
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park I
Gables Meyer Park II
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables White Oak (JV)
Gables Windmill
   Landing
Totals/Averages

104 162 182 435 438 183 82 188 315 310 140 268 380 312 603 384 284 252 546 5,568 237 372 360 252 317 292 277 318 345 296 324 246 581 474 140 140 186 259 5,416		96% 95% 93% 91% 91% 93% 95% 95% 94% 95% 92% 93% 92% 96% 92% 95% 95% 94% 92% 93% 92% 95% 95% 95% 94% 95% 94% 96% 91% 92% 94% 93% 94% 92% 95% 96% 92% 96% 94%	(a) (a)	$1,082 750 877 1,105 761 1,405 1,155 1,011 950 985 654 671 607 681 633 806 806 848 857 $ 839 $ 922 745 654 926 922 841 769 1,018 874 1,007 950 915 960 994 772 759 950 698 $ 881	$0.87 0.99 1.06 0.99 0.82 0.92 0.74 0.91 0.89 0.83 0.72 0.70 0.61 0.68 0.69 0.74 0.68 0.86 0.76 $0.80 $0.94 0.87 0.85 1.09 1.14 0.95 0.91 1.12 1.02 1.01 0.96 0.99 0.94 0.97 0.92 0.90 1.09 0.81 $0.97

Stabilized Communities as of March 31, 2003 (continued)

	No. of Apt.	March 31, 2003		March 31, 2003 Scheduled Rent Per
Community	Homes	Occupancy		Home	Square Foot

South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
  Totals/ Averages

Austin, TX
 Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Gables West Avenue
   Totals/Averages

Memphis, TN
 Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Mirabella
Gables Spring Park
Gables State Thomas Townhomes
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

	444 180 252 296 480 246 189 249 343 180 172 312 222 300 368 328 168 4,729 308 160 256 273 276 148 256 239 1,916 345 464 500 1,309 108 232 126 188 177 150 319 1,300	97% 85% 95% 96% 97% 90% 96% 92% 91% 97% 79% 96% 91% 97% 95% 96% 95% 94% 91% 96% 94% 90% 94% 93% 91% 88% 92% 91% 93% 88% 91% 94% 94% 90% 97% 95% 97% 94% 94%	(a)

$732
 1,053
906
913
849
1,579
1,562
1,469
1,437
1,259
969
854
1,021
790
754
771
828
$1,006

$993
1,275
933
1,313
770
1,084
1,270
1,300
$1,104

 $832
670
690
$720

 $1,268
1,347
1,141
927
1,739
1,167
902
$1,183

$0.74
1.08
0.76
0.76
0.95
1.25
1.08
1.10
1.04
0.69
1.13
1.02
0.76
0.75
0.79
0.77
0.69
$0.89

$1.05
1.10
0.95
1.39
0.93
0.99
1.36
1.51
$1.16

 $0.84
0.72
0.78
$0.78

 $1.16
1.28
1.25
0.88
1.16
1.16
0.88
$1.09

Stabilized Communities as of March 31, 2003 (continued)

	No. of Apt.	March 31, 2003	March 31, 2003 Scheduled Rent Per
Community	Homes	Occupancy	Home	Square Foot

Nashville, TN
 Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Orlando, FL
 Gables Celebration
Gables Chatham Square
The Commons at Little Lake Bryan
  Totals/Averages

Tampa, FL
 Gables West Park Village I (JV)
 Totals/Averages

Washington D.C.
 Gables Dupont Circle
Totals/Averages

	254 364 276 272 1,166 231 448 280 959 320 320 82 82	87% 88% 90% 85% 88% 83% 100% 100% 96% 94% 94% 96% 96%	$899 672 636 636 $704 $1,091 -- -- $1,091 $1,093 $1,093 $2,590 $2,590	(b) (b)	$0.79 0.71 0.71 0.67 $0.72 $0.94 -- -- $0.94 $0.87 $0.87 $2.66 $2.66	(b) (b)
Grand Totals/Averages	22,765	93%	$927		$0.91

(a) (b)

This property is in renovation; therefore, occupancy is based on apartment homes available for lease.
This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

Portfolio Indebtedness Summary at March 31, 2003
Type of Indebtedness

Balance

		Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Secured tax-exempt fixed-rate loans
	$ 501,073 137,047 48,365 20,550	6.59% 7.72% 4.75% 5.89%	6.59% 7.72% 4.75% 6.68%	3.68 5.06 1.25 11.79
Total fixed-rate indebtedness	$ 707,035	6.66%	6.69%	4.02
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 129,499 7,384 $ 307,838	1.18% 1.84% 3.24% 1.51%	2.17% 1.84% 3.24% 2.06%	3.34 2.12 2.50 2.81
Total portfolio debt (d), (e)	$1,014,873	5.10%	5.28%	3.65

(a) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b) Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c)  Our credit facilities bear interest at various spreads over LIBOR.  For purposes of the years to maturity disclosure, all such indebtedness is presented using the May 2005 maturity date of our $252,000 unsecured credit facility.

(d) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 2003 for purposes of interest capitalization were $141,643.

(e) Excludes (i) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $83,701 million of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $51,998 of  conventional indebtedness related to a joint venture in which we own an 8.26% interest.

SUPPLEMENTAL DISCUSSION - Funds From Operations

        Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”).  The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

          Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.  The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.  We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

       FFO presented herein is not necessarily comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition.  However, our FFO is comparable to the FFO of REITs that use the NAREIT definition.  FFO should not be considered an  alternative to net income as an indicator of our operating performance.  Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our cash needs and cash flows.  A reconciliation of FFO from net income available to common shareholders (the most directly comparable GAAP measure to FFO) is as follows:

	Three Months Ended March 31,
	2003		2002
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$ 9,248 1,226 965 2,191		$25,753 5,749 543 6,292

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	13,016 49 340 13,405		11,653 385 402 12,440

Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
       Total

	- (5,042 - (5,042	) )	(17,906 (2,198 (1,754 (21,858	) ) ) )
Funds from operations - basic and diluted	$19,802		$22,627
Average shares and Units outstanding - basic	30,300		30,505
Average shares and Units outstanding - diluted	30,337		30,670

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at March 31, 2003 or December 31, 2002.

       We typically refinance maturing debt instruments at then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

       Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2002.

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

During the period commencing on January 1, 2003 and ending on March 31, 2003, we issued to limited partners of the Operating Partnership 10,000 common shares (valued at approximately $250,300 at the time of issuance) in exchange for 10,000 Units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3:			Defaults Upon Senior Securities
None
Item 4:			Submission of Matters to a Vote of Security Holders
None
Item 5:			Other Information
None
Item 6:			Exhibits and Reports on Form 8-K
	(a)		Exhibits
		*	10.1 Sixth Amended and Restated Agreement of Limited Partnership of the Operating Partnership
		*	99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
		*	99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
_____________
* Filed herewith
	(b)		Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES RESIDENTIAL TRUST
Date:	May 14, 2003	/s/ Marvin R. Banks, Jr.
Date:	May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

  /s/ Marvin R. Banks, Jr.
   Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer