Form 10-Q
period 2003-06-30
GABLES RESIDENTIAL TRUST
filed 2003-08-14
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(X)   YES              (  ) NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

25,036,377 common shares of beneficial interest, par value $0.01 per share were outstanding as of August 12, 2003

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Share Data)

June 30, 2003 .		December 31, 2002

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ 263,117 1,299,272 137,328 172,485 12,317 14,568 1,899,087 (288,286 1,610,801 8,945 6,455 5,720 41,672 $1,673,593)		$ 250,095 1,259,399 130,547 129,159 12,256 12,951 1,794,407 ( 266,139 1,528,268 6,281 7,632 5,555 36,198 $1,583,934)

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
       Series D Preferred Shares at $25.00 liquidation preference, 3,000 shares issued and outstanding at June 30, 2003
       Series Z Preferred Shares and Series B Preferred Units, exchangeable into
         Series B Preferred Shares, reported above
   Common shares, $0.01 par value, 100,000 shares authorized, 29,252 and 28,856 shares issued at June 30, 2003 and December 31, 2002, respectively
   Additional paid-in capital
   Treasury shares at cost, 4,338 and 4,385 common shares at June 30, 2003 and December 31, 2002, respectively
   Deferred long-term compensation
   Accumulated earnings
     Total shareholders' equity
     Total liabilities and shareholders' equity

                                                           See notes to consolidated financial statements.

$986,726 13,815 1,508 16,108 11,922 18,313 4,201 1,052,593 82,817 50,192 4,500 - 40,000 75,000 - 293 475,205 (105,140 ( 1,867 - 483,491 $1,673,593	) )	$958,574 14,081 1,834 16,172 7,275 18,814 4,133 1,020,883 89,882 50,192 4,500 - 40,000 - - 289 485,694 (106,190 ( 1,316 - 418,477 $1,583,934	) )

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental revenues	$53,778	$ 51,054	$107,409	$ 103,514
Other property revenues	3,289	3,101	6,125	6,000
Total property revenues	57,067	54,155	113,534	109,514

Property management revenues	1,951	1,857	3,800	3,672
Ancillary services revenues	1,453	2,110	3,326	4,655
Interest income	88	120	161	181
Other revenues	74	42	120	85
Total other revenues	3,566	4,129	7,407	8,593

Total revenues	60,633	58,284	120,941	118,107

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	20,439	19,245	40,208	37,875
Real estate asset depreciation and amortization	12,763	11,881	25,779	23,534
Property management – owned	1,697	1,489	3,357	3,398
Property management – third party	1,947	1,619	3,773	3,344
Ancillary services	1,085	1,308	2,310	2,779
Interest expense and credit enhancement fees	11,410	10,029	22,889	20,148
Amortization of deferred financing costs	482	275	906	532
General and administrative	2,272	1,753	4,605	3,675
Corporate asset depreciation and amortization	482	428	824	881
Unusual items	-	1,687	-	1,687
Total expenses	52,577	49,714	104,651	97,853

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	8,056	8,570	16,290	20,254

Equity in income of joint ventures	100	40	195	1,928
Gain on sale of previously depreciated operating real estate assets	-	-	-	17,906
Gain on sale of land and development rights	-	462	-	1,801
Minority interest of common unitholders in Operating Partnership	(1,021)	(1,068)	(2,247)	(6,817)
Minority interest of preferred unitholders in Operating Partnership	(1,078)	(1,078)	(2,156)	(2,156)

Income from continuing operations	6,057	6,926	12,082	32,916

Operating income (loss) from discontinued operations, net of minority interest	-	376	(8)	819
Gain on disposition of discontinued operations, net of minority interest	-	-	4,075	1,763
Income from discontinued operations, net of minority interest	-	376	4,067	2,582

Net income	6,057	7,302	16,149	35,498

Dividends to preferred shareholders	(1,672)	(2,442)	(2,516)	(4,885)

Net income available to common shareholders	$ 4,385	$ 4,860	$13,633	$30,613

Weighted average number of common shares outstanding – basic	24,679	24,802	24,588	24,662
Weighted average number of common shares outstanding – diluted	30,520	30,931	30,429	30,802

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends)	$ 0.18	$ 0.18	$ 0.39	$ 1.14
Income from discontinued operations, net of minority interest	$ -	$ 0.02	$ 0.17	$ 0.10
Net income available to common shareholders	$ 0.18	$ 0.20	$ 0.55	$ 1.24

Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends)	$ 0.18	$ 0.18	$ 0.39	$ 1.13
Income from discontinued operations	$ -	$ 0.02	$ 0.17	$ 0.10
Net income available to common shareholders	$ 0.18	$ 0.19	$ 0.55	$ 1.24

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
Six Months Ended June 30,
		2003			2002

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
      Restricted cash
      Other assets
      Other liabilities, net
          Net cash provided by operating activities of continuing operations
          Net cash provided by operating activities of discontinued operations
               Net cash provided by operating activities

		$16,149 (4,067 27,509 ( 195 4,403 - 806 - 1,007 1,439 589 ( 299 47,341 39 47,380	) ) )		$35,498 (2,582 24,947 ( 1,928 8,973 ( 19,707 728 1,687 976 297 1,463 889 51,241 1,727 52,968	) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets
Recurring value retention capital expenditures
Non-recurring and/or value-enhancing capital expenditures
Net proceeds from sale of wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Investment in joint ventures
Net proceeds from sale of joint venture real estate assets
Other
    Net cash (used in) provided by investing activities

		(111,991 ( 5,225 ( 4,348 - 18,737 ( 892 - (2,802 (106,521	) ) ) ) ) )		( 39,055 ( 6,364 ( 4,748 46,803 15,273 ( 766 6,093 - 17,236	) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series D Preferred Shares
Proceeds from the exercise of share options
Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Prepayment penalty
Principal escrow payments (deposited into) released from escrow, net
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($1.205 per share)
Common distributions paid ($1.205 per share)
   Net cash provided by (used in) financing activities

		72,419 4,347 - ( 1,220 47,295 (19,143 - ( 262 ( 2,842 ( 2,156 (29,651 (6,982 61,805	) ) ) ) ) ) )		- 7,302 (231 (992 56,346 ( 90,207 (1,451 3,640 (4,773 (2,156 (29,850 ( 7,199 (69,571	) ) ) ) ) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	$ $	2,664 6,281 8,945		$ $	633 4,231 4,864
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$ $	26,609 4,361 22,248		$ $	24,217 4,682 19,535
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

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At June 30, 2003, we were an 81.6% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

       Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitle us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida. The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, with substantially identical rights as the common or preferred shares, as applicable, to us.

       As of June 30, 2003, we managed a total of 181 multifamily apartment communities owned by us and our third-party clients comprising 50,429 apartment homes.  At June 30, 2003, we owned 77 stabilized multifamily apartment communities comprising 21,090 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,215 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at June 30, 2003 that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% interest in two apartment communities under development or in lease-up at June 30, 2003 that are expected to comprise 373 apartment homes upon completion. In addition, as of June 30, 2003, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

       Since the IPO, we have issued a total of 14,831 common shares in eight offerings, generating $347.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

       On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

       On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002.  The Series C Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006.  The Series C Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities. Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we agreed to register with the Securities and Exchange Commission a new series of preferred shares, and to offer to exchange those shares for the Series C Preferred Shares.  The dividend rate, preferences and other terms of the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, will be identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares will be freely tradable by a holder. We filed an exchange offer registration statement on April 15, 2003. The exchange offer, which commenced August 6, 2003, will not generate any cash proceeds for us and will expire on September 4, 2003, unless extended by us.

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

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with proceeds from our $180 million senior unsecured note issuance on July 8, 2002.

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

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. We have the option to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per Unit plus accrued and unpaid dividends. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. We have also repurchased Units for cash upon their presentation for redemption by unitholders. As of June 30, 2003, we had repurchased 4,506 common shares and 300 Units for a total of $116 million, including $0.2 million in related commissions.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission which initially provided $500 million of equity capacity.   We currently have $425 million of this equity capacity remaining following our May 2003 preferred equity offering. The debt portion of this shelf registration statement has been fully utilized after our February 2001 and July 2002 senior unsecured note offerings.

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

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2002.

       Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest unitholders, and was recognized in the first quarter of 2003.

       During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.  One of these sales occurred during the first quarter of 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest unitholders.  The other sale occurred during the fourth quarter of 2002.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Notes 5 and 6 for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  All of these sale transactions occurred during the first quarter of 2002. In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.5 million and $1.0 million were recognized during the three months and six months, respectively, ended June 30, 2002.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the first quarter of 2002, resulting in a $1.8 million gain to us.  The other two sales occurred during the third quarter of 2002.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations.  See Notes 5 and 6 for further discussion.

Community Acquisitions

        On July 15, 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $53.0 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

       On May 30, 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

       On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

Other Acquisitions

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith (the “Archstone Management Business”).  The management and accounting services rendered under the acquired management contracts are transitioning to us over a 3-month period.  The purchase price of approximately $6.5 million is structured to be paid in three installments based on the retention of the contracts acquired.  As of June 30, 2003, we had funded $2.2 million of the $6.5 million purchase price.

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of June 30, 2003, we had funded all of the $1.6 million total investment.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we agreed to register with the Securities and Exchange Commission new notes, and to offer to exchange those new notes for the original notes.  The new notes, also to be issued in two series, will be in the same aggregate principal amount as, and will be identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes will be freely tradable by a holder. We filed an exchange offer registration statement on April 15, 2003. The exchange offer, which commenced August 6, 2003, will not generate any cash proceeds for us and will expire on September 4, 2003, unless extended by us.

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

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs totaling $236. Such charges totaling $1,687 were originally reflected net of minority interest of  $327 as an extraordinary loss in the statements of operations in accordance with accounting rules in effect at that time.  In connection with the adoption of SFAS No. 145 (Note 5) we reclassified the charges totaling $1,687 to “unusual items” and the related minority interest of $327 to “minority interest of common unitholders in Operating Partnership” within continuing operations.  The called bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

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

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and the adoption thereof did not have a significant impact on our financial statements.  As discussed further in Note 6, SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. We redeploy capital through the reinvestment of asset disposition proceeds into our business in order to enhance total returns to shareholders. Although net income is not affected, we expect to continue to reclassify results previously included in continuing operations to discontinued operations for any future qualifying dispositions in accordance with SFAS No. 144.

         In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.  We adopted SFAS No. 145 in the first quarter of 2003 and, as a result, reclassified our May 2002 extraordinary loss on early extinguishment of debt, net of minority interest, of $1.4 million to “unusual items” and “minority interest of common unitholders in Operating Partnership” within continuing operations.  This loss on early extinguishment of debt is related to the re-issuance of $48.4 million of tax-exempt bond indebtedness (Note 4).

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

       In July 2003, EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified. Topic No. D-42 requires that the excess of (1) fair value of the consideration transferred to the holders of preferred stock over (2) the carrying amount of the preferred stock in the balance sheet should be subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share. In July 2003, it was clarified that the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance. This clarification of Topic No. D-42 is required to be reflected retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27-30 of APB Opinion No. 20, "Accounting Changes." We redeemed our Series A Preferred Shares in August 2002 and in accordance with this clarification, we will subtract the $4.0 million excess of the fair value of the redemption price over the carrying value of the Series A Preferred Shares in arriving at net earnings available to common shareholders in the calculation of earnings per share for the three and nine months ended September 30, 2002 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. We will also apply the provisions of Topic No. D-42 to any future redemptions of preferred stock.

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002, one wholly-owned operating real estate asset during the fourth quarter of 2002 and one wholly-owned operating real estate asset during the first quarter of 2003. We retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold that we retained management of, the operating results of these assets are included in continuing operations. The operating results for the three remaining wholly-owned assets sold during the first and fourth quarters of 2002 and first quarter of 2003 for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at June 30, 2003 or December 31, 2002.

      Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Three Months . Ended June 30, .		Six Months Ended June 30,
	2003	2002	2003	2002
Total property revenues	$ -	$1,629	$ 223	$3,487
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	- - - -	668 324 170 1,162	148 49 36 233	1,394 709 366 2,469
Minority interest of common unitholders in Operating Partnership Operating income (loss) from discontinued operations, net of minority interest	- -	(91 376)	2 (8)	(199 819)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	- - -	- - -	5,042 (967 4,075)	2,198 (435 1,763)
Income from discontinued operations, net of minority interest	$ -	$376	$4,067	$2,582

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

	Three Months Ended June 30,.		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted income available to common shareholders (numerator):

Income from continuing operations (net of preferred dividends) - basic
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Income from continuing operations (net of preferred dividends) - diluted

Income from discontinued operations, net of minority interest  - basic
Minority interest of common unitholders in Operating Partnership attributable to discontinued operations
Income from discontinued operations - diluted

 Net income available to common shareholders – basic
Minority interest of common unitholders in Operating Partnership
Net income available to common shareholders – diluted

Common shares (denominator):
 Average shares outstanding – basic
Incremental shares from assumed conversions of:
   Outstanding common Units
   Stock options
   Other
Average shares outstanding – diluted

	$4,385 1,021 $5,406 $ - - $ - $ 4,385 1,021 $ 5,406 24,679 5,737 95 9 30,520	$4,484 1,068 $5,552 $ 376 91 $ 467 $ 4,860 1,159 $ 6,019 24,802 5,960 163 6 30,931	$ 9,566 2,247 $11,813 $4,067 965 $ 5,032 $13,633 3,212 $16,845 24,588 5,771 61 9 30,429	$28,031 6,817 $34,848 $2,582 634 $3,216 $30,613 7,451 $38,064 24,662 5,972 162 6 30,802

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each such community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 94% and 93% of our total revenues for the three months ended June 30, 2003 and 2002, respectively, and 94% and 93% of our total revenues for the six months ended June 30, 2003 and 2002, respectively.

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

	Three Months . . Ended June 30, .		Six Months . Ended June 30, .
	2003	2002	2003	2002
Total property revenues Less: Property operating and maintenance expenses	$57,067 20,439	$54,155 19,245	$113,534 40,208	$109,514 37,875
Net operating income (NOI)	$36,628	$34,910	$73,326	$ 71,639

      Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Three Months . Ended June 30, .		Six Months . Ended June 30,.
	2003	2002	2003	2002
Net operating income (NOI)	$36,628	$34,910	$73,326	$71,639

Less other expenses:
Real estate asset depreciation and amortization	(12,763)	(11,881)	(25,779)	(23,534)
Property management – owned	(1,697)	(1,489)	(3,357)	(3,398)
Property management – third party	(1,947)	(1,619)	(3,773)	(3,344)
Ancillary services	(1,085)	(1,308)	(2,310)	(2,779)
Interest expense and credit enhancement fees	(11,410)	(10,029)	(22,889)	(20,148)
Amortization of deferred financing costs	(482)	(275)	(906)	(532)
General and administrative	(2,272)	(1,753)	(4,605)	(3,675)
Corporate asset depreciation and amortization	(482)	(428)	(824)	(881)
Unusual items	-	(1,687)	-	(1,687)
Total other expenses	(32,138)	(30,469)	(64,443)	(59,978)

Add other revenues:
Property management revenues	1,951	1,857	3,800	3,672
Ancillary services revenues	1,453	2,110	3,326	4,655
Interest income	88	120	161	181
Other revenues	74	42	120	85
Total other revenues	3,566	4,129	7,407	8,593

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	$8,056	$ 8,570	$16,290	$ 20,254

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

9.  STOCK OPTIONS

       Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for stock-based employee compensation.  Under the prospective method of adoption selected by us, the recognition provisions of SFAS No. 123 apply to all new employee option awards granted after December 31, 2002.  Prior option awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant.  Had compensation cost on all outstanding and unvested option awards been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended June 30,		Six Months . Ended June 30,
2003	2002	2003	2002

Net income available to common shareholders, as reported

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all option awards

Net income available to common shareholders, pro forma

Earnings per share:
     Basic – as reported
     Basic – pro forma
     Diluted – as reported
     Diluted – pro forma

$4,385 ( 9 $ 4,376 $0.18 $0.18 $0.18 $0.18)	$4,860 ( 77 $ 4,783 $0.20 $0.19 $0.19 $0.19)	$13,633 ( 22 $13,611 $0.55 $0.55 $0.55 $0.55)	$30,613 ( 163 $30,450 $1.24 $1.23 $1.24 $1.23)

10. COMMITMENTS AND CONTINGENCIES

 Development and Construction Commitments

       We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion.  The estimated costs to complete the development of these assets total $104 million at June 30, 2003, including $1 million of costs that we are obligated to fund for the co-investment development communities.  These costs are expected to be initially funded by $32 million in construction loan proceeds and $72 million in borrowings under our credit facilities.

       We have letter of credit and performance obligations of approximately $10.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of four apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $65 million in aggregate.  The construction of these assets was 60% complete in aggregate at June 30, 2003.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  We are also providing general contractor or construction management services for several construction projects related to existing apartment communities owned by third parties.  There are no guaranteed maximum prices on the costs of construction for these projects.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contracts, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended June 30, 2003 and 2002, we recognized $0.4 million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $8.1 million and $9.5 million, respectively.   During the six months ended June 30, 2003 and 2002, we recognized $1.0 million and $1.3 million, respectively, in development and construction fees under related contracts with gross billings of $19.5 million and $22.3 million, respectively.  Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

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

Joint Venture Indebtedness and Related Recourse Guarantee Obligations

       The apartment community owned and operated by the Arbors of Harbortown JV in which we have a 25% ownership interest is secured by a $16.4 million tax-exempt bond obligation which bears interest at a low-floater rate.  The credit enhancement for the bond obligation is provided by our venture partner and expires in May 2006.  The maturity date of the underlying bond issue is April 2013.   None of the bond indebtedness is recourse to us.

       The apartment community owned by the GRAP JV in which we have a 20% ownership interest is secured by a construction loan which matures in March 2004.  As of June 30, 2003, there was $24.6 million of indebtedness outstanding under this construction loan which currently bears interest at LIBOR plus 1.5%.  None of this indebtedness is recourse to us.

       Each of the five communities owned by the Gables Residential Apartment Portfolio JV Two (the “GRAP JV Two”) is secured by a construction loan.  The construction loans have initial maturity dates ranging from April 2004 to June 2005, with various extension options.  As of June 30, 2003, there was an aggregate of $61.2 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR ranging from 1.45% to 1.70%.  We have a limited payment guaranty on two of these construction loans with committed fundings aggregating $21.3 million.  Pursuant to the guaranty, we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.2 million.  At June 30, 2003, there is $15.1 million of principal outstanding under these loans and the portion of this principal that is recourse to us is $5.6 million.  These loans have initial maturity dates of October 2004 and June 2005 and have two extension options that if exercised would result in final maturity dates of April 2007 and June 2007, respectively.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

       Each of the three communities owned by the CMS Tennessee Multifamily JV is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of June 30, 2003, there was an aggregate of $51.9 million of indebtedness outstanding under these loans which bear interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

Office Leases

       We are party to operating leases for office space with various terms. Future minimum lease payments and rent expense for such leases are not material.

Archstone Management Business Acquisition

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith.   The purchase price of approximately $6.5 million is structured to be paid in three installments based on the retention of the contracts acquired.  As of June 30, 2003, we had funded $2.2 million of the $6.5 million purchase price.

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

11.  UNUSUAL ITEMS

       Unusual items of $1,687 in 2002 represent the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness.  Under accounting rules in effect at that time, these costs were classified as an extraordinary item.  In connection with the adoption of SFAS No. 145 on January 1, 2003, these costs were reclassified from extraordinary items to unusual items (Notes 4 and 5).  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

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

Business Objective and Strategies

       Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand in Established Premium Neighborhoods,™ or EPNs. EPNs are generally characterized as areas with the highest prices for single-family homes on a per square foot basis. We believe that such communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live® involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and we redeploy capital through the reinvestment of asset disposition proceeds into our business.

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

       Rental rates have declined slightly as a result of national economic weakness and low mortgage rates, but the execution of our operating tactics have resulted in occupancy levels that have returned to historically high levels.  We expect total property revenues on a same-store basis in 2003 to be slightly lower than 2002 results.  In addition, we expect property operating and maintenance expenses on a same-store basis for 2003 to increase over 2002 at a rate approximating inflation.  Operating fundamentals for our business are expected to improve as job growth improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  It is uncertain whether, and to what extent, the national economy and related job growth will improve in 2003.

      We evaluate, in the ordinary course of our business, the continued ownership of our assets relative to available opportunities to acquire and develop new assets and relative to available equity and debt capital financing.  We sell assets if we determine that such sales are the most attractive sources of capital for redeployment in our business, for repayment of debt, for repurchase of stock and for other uses. We maintain staffing levels sufficient to meet our existing development, construction, acquisition and property operating activities. When market conditions warrant, we adjust staffing levels in an attempt to mitigate a negative impact on our results of operations.

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

Common and Preferred Equity Activity

Secondary Common Share Offerings

       Since our initial public offering in January 1994, we have issued a total of 14,831 common shares in eight offerings, generating $347.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

       On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

       On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor. The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002. The Series C Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006. The Series C Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.  Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we agreed to register with the Securities and Exchange Commission a new series of preferred shares, and to offer to exchange those shares for the Series C Preferred Shares.  The dividend rate, preferences and other terms of the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, will be identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares will be freely tradable by a holder. We filed an exchange offer registration statement on April 15, 2003. The exchange offer, which commenced August 6, 2003, will not generate any cash proceeds for us and will expire on September 4, 2003, unless extended by us.

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

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with the proceeds from our $180 million senior unsecured note issuance on July 8, 2002.

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

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. We have the option to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per Unit plus accrued and unpaid dividends. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or Units.  We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. We have also repurchased Units for cash upon their presentation for redemption by unitholders. As of June 30, 2003, we had repurchased 4,506 common shares and 300 Units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission which initially provided $500 million of equity capacity. We currently have $425 million of this equity capacity remaining following our May 2003 preferred equity offering.  The debt portion of this shelf registration statement has been fully utilized after our February 2001 and July 2002 senior unsecured note offerings.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

        In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to pay down outstanding borrowings under our interim financing vehicles.  The gain  from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest unitholders and was recognized in the first quarter of 2003.

      During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million.  One of these sales occurred during the first quarter of 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest unitholders.  The other sale occurred during the fourth quarter of 2002.

       Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations.  See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and Units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.   All of these sale transactions occurred during the first quarter of 2002.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.5 million and $1.0 million were recognized during the three months and six months, respectively, ended June 30, 2002.

     During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the first quarter of 2002, resulting in a $1.8 million gain to us.  The other two sales occurred during the third quarter of 2002.

      Historical operating results and gains are included in continuing operations in our consolidated statements of operations. See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

Community Acquisitions

       On July 15, 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $53.0 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

       On May 30, 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

       On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.  The acquisition was financed through borrowings under our interim financing vehicles.

Other Acquisitions

       In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith (the “Archstone Management Business”).  The management and accounting services rendered under the acquired management contracts are transitioning to us over a 3-month period.  The purchase price of approximately $6.5 million is structured to be paid in three installments based on the retention of the contracts acquired.  As of June 30, 2003, we had funded $2.2 million of the $6.5 million purchase price.

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co."). Our total investment of approximately $1.6 million was structured to be paid in three installments based on results of the acquired business operations.  As of June 30, 2003, we had funded all of the $1.6 million total investment.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we agreed to register with the Securities and Exchange Commission new notes, and to offer to exchange those new notes for the original notes.  The new notes, also to be issued in two series, will be in the same aggregate principal amount as, and will be identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes will be freely tradable by a holder. We filed an exchange offer registration statement on April 15, 2003. The exchange offer, which commenced August 6, 2003, will not generate any cash proceeds for us and will expire on September 4, 2003, unless extended by us.

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

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236. Such charges totaling $1,687 were originally reflected net of minority interest of $327 as an extraordinary loss in our consolidated statements of operations in accordance with accounting rules in effect at that time.  In connection with the adoption of SFAS No. 145 (see Note 5 to the accompanying consolidated financial statements) we reclassified the charges totaling $1,687 to “unusual items” and the related minority interest of $327 to “minority interest of common unitholders in Operating Partnership” within continuing operations.  The called bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

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

      Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended June 30, 2003 and 2002, we recognized $0.4 million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $8.1 million and $9.5 million, respectively.  During the six months ended June 30, 2003 and 2002, we recognized $1.0 million and $1.3 million, respectively, in development and construction fees under related contracts with gross billings of $19.5 million and $22.3 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Depreciation and Asset Impairment Evaluation

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

Purchase Price Allocation for Apartment Community Acquisitions

       In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired subsequent to July 1, 2001, the effective date of SFAS No. 141, "Business Combinations," includes both tangible assets and intangible assets. Tangible asset values, consisting of land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Intangible asset values, consisting of at-market, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease term of the acquired resident relationships.

Discontinued Operations

      We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in our consolidated statements of operations for all periods presented. We sold three wholly-owned operating real estate assets during the first quarter of 2002, one wholly-owned operating real estate asset during the fourth quarter of 2002 and one wholly-owned operating real estate asset during the first quarter of 2003.  We retained management of two of the assets sold during the first quarter of 2002.  Due to our continuing involvement with the operations of the two assets sold that we retained management of, the operating results of these assets are included in continuing operations. The operating results for the three remaining wholly-owned assets sold during the first and fourth quarters of 2002 and the first quarter of 2003 for which we did not retain management are reflected as discontinued operations in our consolidated statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at June 30, 2003 or December 31, 2002.

Results of Operations

Comparison of operating results for the three months ended June 30, 2003  (the “2003 Period”) to the three months ended June 30, 2002 (the “2002 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2003 Period and the 2002 Period is summarized as follows:

	Three Months Ended June 30,
	2003	2002	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
   Total property revenues

	$45,437 1,646 2,459 2,074 4,198 1,253 - $57,067	$46,294 1,646 1,383 761 4,071 - - $ 54,155	$(857) - 1,076 1,313 127 1,253 - $2,912	-1.9% - 77.8% 172.5% 3.1% - - 5.4%

Property operating and maintenance expenses (c):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
   Total property operating and maintenance expenses

	$16,389 - 968 833 1,763 486 - $ 20,439	$16,293 - 702 497 1,753 - - $ 19,245	$ 96 - 266 336 10 486 - $ 1,194	0.6% - 37.9% 67.6% 0.6% - - 6.2%

Property net operating income (NOI) (d):
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
      Total property net operating income (NOI)

	$29,048 1,646 1,491 1,241 2,435 767 - $36,628	$30,001 1,646 681 264 2,318 - - $34,910	$(953) - 810 977 117 767 - $1,718	-3.2% - 118.9% 370.1% 5.0% - - 4.9%
Total property NOI as a percentage of total property revenues	64.2%	64.5%	-	-0.3%

(a)  Communities that were owned and fully stabilized throughout both the 2003 Period and the 2002 Period (“same-store”).
(b)  Communities that were in renovation or not fully operational, acquired or sold subsequent to April 1, 2002, as applicable.
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

        Total property revenues increased $2,912, or 5.4%, from $54,155 to $57,067 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, partially offset by a decrease in same-store performance as a result of national economic weakness.

        Property operating and maintenance expenses, as reflected in the consolidated statements of operations, increased $1,194, or 6.2%, from $19,245 to $20,439 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as same-store expenses increasing 0.6%. The same-store expense increase is due to increases in insurance costs and property taxes, partially offset by decreases in utilities and marketing costs.

       Additional information for the 62 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2003	Physical Occupancy	Economic Occupancy	% Change from the 2002 Period to the 2003 Period in
Market	Apartment Homes	Period NOI	in the 2003 Period	in the 2003 Period	Economic Occupancy	Revenues	Expenses	NOI
So. Florida	4,377	29.7%	94.1%	92.4%	2.2%	0.9%	2.5%	0.1%
Houston	4,934	27.4%	94.2%	92.9%	2.1%	-0.2%	1.0%	-0.8%
Atlanta	3,431	17.7%	94.3%	92.1%	3.7%	-5.8%	-3.2%	-7.2%
Austin	1,677	10.8%	90.4%	89.4%	-2.2%	-7.4%	-2.1%	-10.5%
Dallas	1,123	8.1%	95.5%	94.2%	-0.1%	-2.3%	0.2%	-3.6%
Washington, D.C.	82	1.6%	94.1%	93.7%	5.6%	7.9%	-6.8%	13.9%
Other	1,243	4.7%	90.1%	84.2%	-0.6%	-0.4%	8.5%	-6.7%
Totals	16,867	100.0%	93.6%	91.8%	1.6%	-1.9%	0.6%	-3.2%

       Property management revenues increased $94, or 5.1%, from $1,857 to $1,951 due primarily to the acquisition of the Archstone Management Business.

       Ancillary services revenues decreased $657, or 31.1%, from $2,110 to $1,453 due to a decrease in corporate rental housing revenue of $325, a decrease in third-party brokerage services revenue of $212, and a decrease in development and construction fee revenue of $120.  Such decreases are due to volume declines in services rendered.

       Interest income decreased $32, or 26.7%, from $120 to $88 due primarily to a decrease in interest rates.

       Real estate asset depreciation and amortization increased $882, or 7.4%, from $11,881 to $12,763 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

       Property management expense for owned communities and third-party properties on a combined basis increased $536, or 17.2%, from $3,108 to $3,644 due to the acquisition of the Archstone Management Business, along with increased marketing and support costs and inflationary increases in expenses.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and units managed.

       Ancillary services expense decreased $223, or 17.0%, from $1,308 to $1,085 due primarily to a decrease in development and construction expenses of $163.  Such decrease is due to volume declines in services rendered.

       Interest expense and credit enhancement fees increased $1,381, or 13.8%, from $10,029 to $11,410.  An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with sale activities and the May 2003 issuance of our Series D Preferred Shares.  In addition, the refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

         Amortization of deferred financing costs increased $207, or 75.3%, from $275 to $482 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our $252 million unsecured revolving credit facility in February 2003.

        General and administrative expense increased $519, or 29.6%, from $1,753 to $2,272 due primarily to increases in professional fees, internal acquisition costs associated with the May and July 2003 acquisitions of two operating apartment communities, payroll and long-term compensation costs and insurance costs.

       Corporate asset depreciation and amortization increased $54, or 12.6%, from $428 to $482 due primarily to an increase in amortization associated with the acquisition of the Archstone Management Business.

       Unusual items of $1,687 in the 2002 Period represent the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness.  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75% resulting in a positive net present value.  See Notes 4 and 5 to the accompanying consolidated financial statements.

       Equity in income of  joint ventures increased $60, or 150%, from $40 to $100 due primarily to an increase in the number of apartment homes resulting from the development and lease-up of additional communities, partially offset by sales of two apartment communities by the GRAP JV in the third quarter of 2002.

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
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the period

$1,012 ( 423 $ 589 ( 182 ( 13 ( 10 $384 - ( 280 $ 104 7 2,404 91	) ) ) ) ) %	$ 170 ( 69 $ 101 ( 31 ( 4 ( 1 $ 65 - ( 69 $ (4) 2 571 51	) ) ) ) ) %	$ - - $ - - - - $ - - - $ - - - -	$ 1,182 ( 492 $ 690 ( 213 ( 17 ( 11 $ 449 - ( 349 $ 100 9 2,975 83	) ) ) ) ) %	$1,162 ( 532 $ 630 ( 222 ( 16 ( 10 $ 382 - ( 342 $ 40 10 3,190 78	) ) ) ) ) %

(a) Communities that were owned and fully stabilized throughout the 2003 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of  the 2003 Period.
(c) Communities that were sold subsequent to April 1, 2003.

       Gain on sale of land and development rights of $462 in the 2002 Period relates to recognition of deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two.

       Income from discontinued operations, net of minority interest, of  $376 in the 2002 Period relates to the classification of the operating results of two wholly-owned assets sold during the fourth quarter of 2002 and first quarter of 2003 as discontinued operations.  There were no community dispositions subject to discontinued operations reporting in the 2003 Period.

       Dividends to preferred shareholders decreased $770, or 31.5%, from $2,442 to $1,672 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002 and the $75 million issuance of our Series D Preferred Shares in May 2003.

Comparison of operating results for the six months ended June 30, 2003  (the “2003 Period”) to the six months ended June 30, 2002 (the “2002 Period”)

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

	Six Months Ended June 30,
	2003	2002	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
   Total property revenues

	$91,634 3,293 4,870 3,713 8,388 1,636 - $113,534	$93,093 3,293 2,426 1,385 8,419 - 898 $109,514	$(1,459) -. 2,444. 2,328. (31) 1,636. (898) $ 4,020	-1.6% - 100.7% 168.1% -0.4% - -100.0% 3.7%

Property operating and maintenance expenses (c):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
   Total property operating and maintenance expenses

	$32,610 - 1,931 1,596 3,432 639 - $40,208	$32,190 - 1,239 794 3,376 - 276 $ 37,875	$ 420. -. 692. 802. 56. 639. (276) $ 2,333.	1.3% - 55.9% 101.0% 1.7% - -100.0% 6.2%

Property net operating income (NOI) (d):
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2003 Period, but not
      in the 2002 Period
Development and lease-up communities
Communities under renovation or not fully operational (b)
Acquired communities (b)
Sold communities (b)
       Total property net operating income (NOI)

	$59,024 3,293 2,939 2,117 4,956 997 - $73,326	$60,903 3,293 1,187 591 5,043 - 622 $71,639	$(1,879) -. 1,752. 1,526. (87) 997. (622) $1,687	-3.1% - 147.6% 258.2% -1.7% - -100.0% 2.4%
Total property NOI as a percentage of total property revenues	64.6%	65.4%	-	-0.8%

(a)  Communities that were owned and fully stabilized throughout both the 2003 Period and the 2002 Period (“same-store”).
(b)  Communities that were in renovation or not fully operational, acquired or sold subsequent to January 1, 2002, as applicable.
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

        Total property revenues increased $4,020, or 3.7%, from $109,514 to $113,534 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, partially offset by the sale of two apartment communities in the first quarter of 2002 and a decrease in same-store performance as a result of national economic weakness.

        Property operating and maintenance expenses, as reflected in the consolidated statements of operations, increased $2,333, or 6.2%, from $37,875 to $40,208 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing 1.3%. The same-store expense increase is due to increases in insurance costs,  property taxes and maintenance expenses, partially offset by a decrease in utilities and general and administrative expenses. This increase was offset in part by the sale of  two apartment communities in the first quarter of 2002.

       Additional information for the 62 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2003	Physical Occupancy	Economic Occupancy	% Change from the 2002 Period to the 2003 Period in
Market	Apartment Homes	Period NOI	in the 2003 Period	in the 2003 Period	Economic Occupancy	Revenues	Expenses	NOI
So. Florida	4,377	29.8%	94.8%	93.4%	1.7%	0.4%	0.5%	0.4%
Houston	4,934	27.3%	94.8%	93.6%	1.9%	0.6%	2.5%	-0.5%
Atlanta	3,431	17.5%	93.9%	92.0%	3.7%	-5.7%	0.3%	-8.7%
Austin	1,677	11.1%	92.1%	91.2%	0.6%	-5.9%	0.2%	-9.3%
Dallas	1,123	7.9%	95.7%	94.2%	-0.3%	-2.8%	0.5%	-4.6%
Washington, D.C.	82	1.6%	96.3%	95.9%	5.6%	8.5%	2.1%	10.9%
Other	1,243	4.8%	90.3%	85.5%	0.7%	0.2%	4.9%	-3.0%
Totals	16,867	100.0%	94.2%	92.6%	1.8%	-1.6%	1.3%	-3.1%

       Property management revenues increased $128, or 3.5%, from $3,672 to $3,800 due primarily to the acquisition of the Archstone Management Business.

       Ancillary services revenues decreased $1,329, or 28.5%, from $4,655 to $3,326 due to a decrease in corporate rental housing revenue of $525, a decrease in third-party brokerage services revenue of $505, and a decrease in development and construction fee revenue of $299.  Such decreases are due to volume declines in services rendered.

       Interest income decreased $20, or 11.0%, from $181 to $161 due primarily to a decrease in interest rates.

       Real estate asset depreciation and amortization increased $2,245, or 9.5%, from $23,534 to $25,779 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by the impact of the sale of two apartment communities in the first quarter of 2002.

       Property management expense for owned communities and third-party properties on a combined basis increased $388, or 5.8%, from $6,742 to $7,130 due to the acquisition of the Archstone Management Business, along with increased marketing and support costs and inflationary increases in expenses.  These increases were partially offset by software licensing fees incurred in the 2002 Period, but not the 2003 Period.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and units managed.

       Ancillary services expense decreased $469, or 16.9%, from $2,779 to $2,310 due primarily to a decrease in development and construction expenses of $374.  Such decrease is due to volume declines in services rendered.

       Interest expense and credit enhancement fees increased $2,741, or 13.6%, from $20,148 to $22,889. An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with sale activities and the May 2003 issuance of our Series D Preferred Shares.  In addition, the refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

         Amortization of deferred financing costs increased $374, or 70.3%, from $532 to $906 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our $252 million unsecured revolving credit facility in February 2003.

        General and administrative expense increased $930, or 25.3%, from $3,675 to $4,605 due primarily to increases professional fees, internal acquisition costs associated with the acquisitions of three operating apartment communities in 2003, payroll and long-term compensation costs and insurance costs.

       Corporate asset depreciation and amortization decreased $57, or 6.5%, from $881 to $824 due primarily to a non-recurring adjustment recorded to depreciation in the 2003 Period, partially offset by an increase in amortization associated with the acquisition of the Archstone Management Business.

       Unusual items of $1,687 in the 2002 Period represent the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness.  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75% resulting in a positive net present value.  See Notes 4 and 5 to the accompanying consolidated financial statements.

       Equity in income of  joint ventures decreased $1,733, or 89.9%, from $1,928 to $195 due primarily to the 2002 sales of four apartment communities by the GRAP JV.  Two of these sales occurred during the 2002 Period, resulting in the recognition of a $1,754 gain by us during the 2002 Period.

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
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the period

$1,572 (662 $ 910 (306 ( 11 ( 26 $ 567 - ( 430 $ 137 6 2,084 91	) ) ) ) ) %	$ 756 (297 $ 459 ( 115 ( 22 ( 5 $ 317 - (259 $ 58 3 891 60	) ) ) ) ) %	$ - - $ - - - - $ - - - - - - -	$2,328 ( 959 $1,369 ( 421 ( 33 ( 31 $ 884 - ( 689 $ 195 9 2,975 82	) ) ) ) ) %	$2,600 ( 1,148 $ 1,452 ( 474 ( 39 ( 21 $ 918 1,754 ( 744 $ 1,928 12 3,892 79	) ) ) ) ) %

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

       Gain on sale of land and development rights of $1,801 in the 2002 Period is comprised of (1) $763 associated with the sale of 13.3 acres of land in Houston, (2) recognition of $953 in deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

      Income from discontinued operations, net of minority interest, increased $1,485, or 57.5%, from $2,582 to $4,067 due primarily to the $4,075 gain on disposition of discontinued operations, net of minority interest recognized in the 2003 Period, as compared to the $1,763 gain on disposition of discontinued operations, net of minority interest recognized in the 2002 Period.  This increase was partially offset by the classification of the 2002 Period operating results of three wholly-owned assets sold during the first and fourth quarters of 2002 and first quarter of 2003 as discontinued operations.

       Dividends to preferred shareholders decreased $2,369, or 48.5%, from $4,885 to $2,516 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002 and the $75 million issuance of our Series D Preferred Shares in May 2003.

Liquidity and Capital Resources

       Net cash provided by operating activities from continuing operations decreased from $51,241 for the six months ended June 30, 2002 to $47,341 for the six months ended June 30, 2003 due to (1) a change in other liabilities between periods of $1,188, (2) a change in other assets between periods of $874 and (3)  a decrease of $2,980 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense and unusual items and (b) after operating distributions received from joint ventures. Such decreases were offset in part by a change in restricted cash between periods of $1,142.  Net cash provided by operating activities from discontinued operations decreased from $1,727 to $39 due to the disposition of discontinued operations in 2002 and 2003.

      We had $17,236 of net cash provided by investing activities for the six months ended June 30, 2002 compared to $106,521 of net cash used in investing activities for the six months ended June 30, 2003. During the six months ended June 30, 2003, we expended $111,991 related to acquisition, development, construction and renovation expenditures, $5,225 related to recurring value retention capital expenditures for operating apartment communities, $4,348 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $892 related to our investment in joint ventures and $2,802 related to other investments.  During the six months ended June 30, 2003, we received cash of $18,737 in connection with the disposition of discontinued operations. During the six months ended June 30, 2002, we expended $39,055 related to acquisition, development, construction and renovation expenditures, $6,364 related to recurring value retention capital expenditures for operating apartment communities, $4,748 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities and $766 related to our investment in joint ventures.    During the six months ended June 30, 2002, we received cash of (1) $46,803 in connection with the sale of wholly-owned real estate assets, (2) $15,273 in connection with the disposition of discontinued operations and (3) $6,093 in connection with our share of the net proceeds from the sale of joint venture real estate assets.

        We had $69,571 of net cash used in financing activities for the six months ended June 30, 2002 compared to $61,805 of net cash provided by financing activities for the six months ended June 30, 2003. During the six months ended June 30, 2003, we received net proceeds of (1) $72,419 from the issuance of our Series D Preferred Shares, (2) $28,152 from net borrowings and (3) $4,347 from the exercise of share options.  We expended  (1) $41,631 in common and preferred dividends and distributions, (2) $1,220 in deferred financing costs and (3) $262 of principal escrow payments deposited into escrow. During the six months ended June 30, 2002, we expended (1) $43,978 for common and preferred dividends and distributions, (2) $33,861 in net repayments of borrowings, (3) $1,451 for a prepayment penalty, (4) deferred financing costs of $992 and (5) $231 for Unit redemptions.  These payments were offset in part by proceeds from the exercise of share options of $7,302 and principal payments released from escrow, net of $3,640.

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

         As of June 30, 2003, we had total indebtedness of $986,726, cash and cash equivalents of $8,945 and principal escrow deposits reflected in restricted cash of $813.  Our indebtedness has an average of 3.44 years to maturity at June 30, 2003.

        The aggregate maturities of our notes payable at June 30, 2003 are as follows:

	Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2003 2004 2005 2006 2007 2008 and thereafter	$1,038 1,667 1,735 1,654 1,775 14,149 $22,018	$ - 76,759 270,917 203,240 247,898 165,894 $964,708	$ 1,038 78,426 272,652 204,894 249,673 180,043 $986,726

          The indebtedness outstanding under each of our credit facilities totaling $98,025 at June 30, 2003 is reflected in the preceding table using the May 2005 maturity date of our $252 million credit facility. Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.

        Our common and preferred dividends historically have been paid from cash provided by recurring real estate activities. We anticipate that such dividends will continue to be paid from cash provided by recurring real estate activities that include both operating activities and asset disposition activities when evaluated over a twelve-month period. This twelve-month evaluation period is relevant due to the timing of the payment of expense items that are accrued monthly but are paid on a less frequent basis, such as real estate taxes and interest on our senior unsecured notes.

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

       We expect to meet our long-term liquidity requirements, including scheduled debt maturities, repayment of short-term financing of construction, development and renovation activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

      We currently have seven communities under development that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion. The estimated costs to complete the development of these assets total $104 million at June 30, 2003, including $1 million of costs that are obligated to fund for the co-investment development communities. These costs are expected to be initially funded by $32 million in construction loan proceeds and $72 million in borrowings under our credit facilities described below.

$252 Million Credit Facility

       In February 2003, we closed a modification to our $225 million unsecured revolving credit facility provided by a syndicate of banks which, among other things, increased the committed capacity thereunder to $252 million from $225 million. We have the option to further increase the capacity under the facility to $300 million from $252 million to the extent banks, from the syndicate or otherwise, voluntarily agree to provide the additional commitment. The facility currently has a maturity date of May 2005. Borrowings under the $252 million facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. We may also enter into competitive bid loans with participating banks for up to $126 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $252 million commitment. In February 2003, approximately $46 million of letters of credit enhancing approximately $45 million of tax-exempt variable rate notes payable were re-issued under this facility.  The total amounts outstanding under the facility and the resulting availability under the facility at June 30, 2003 is as follows:

Committed capacity under the facility Amounts outstanding under the facility: Borrowings Letters of Credit: Tax-exempt bond enhancement Other Total	$80,000 45,820 1,844	$252,000 127,664
Availability under the facility		$124,336

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that currently has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $16.6 million in borrowings outstanding under this facility at June 30, 2003 at an interest rate of 1.60%.

$10 Million Credit Facility

       At June 30, 2003, we had $1.4 million in borrowings outstanding under our $10 million unsecured revolving credit facility provided by a bank. The facility currently has a maturity date of December 31, 2003 with unlimited one-year extension options. Borrowings under this facility bear interest at the same scheduled interest rates as the $252 million credit facility.

Secured Construction Loans

       We have committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $43.0 million from a bank. At June 30, 2003, we had drawn approximately $11.1 million under these variable-rate financing vehicles and therefore have approximately $31.9 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.20% at June 30, 2003.

Restrictive Covenants

       Our secured and unsecured debt agreements generally contain representations, financial and other covenants and events of default typical for each specific type of facility or borrowing.

       The indentures under which our publicly traded and other unsecured debt securities have been issued contain the following limitations on the incurrence of indebtedness: (1) a maximum leverage ratio of 60% of total assets; (2) a minimum debt service coverage ratio of 1.50:1; (3) a maximum secured debt ratio of 40% of total assets; and (4) a minimum amount of unencumbered assets of  150% of total unsecured debt.  Our indentures also include other affirmative and restrictive covenants.

       Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage are: (1) our total debt may not exceed 60% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may be not less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 175% of our total unsecured debt; (6) our tangible net worth may not be less than $600 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

       In addition, we have a covenant under our unsecured credit facilities and secured construction loans that restricts the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our ability to declare and pay dividends.  In general, during any fiscal year, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution.  This provision contains an exception to this limitation to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level.  We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions sufficient for us to pay dividends under our current dividend policy.

       Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of June 30, 2003.  The indentures and the $252 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Commission as exhibits to our periodic or other reports.

       Our tax-exempt bonds contain customary covenants for this type of financing which require a certain percentage of the apartments in the bond-financed communities to be rented to individuals based upon income levels specified by U.S. government programs.

Inflation

       Substantially all of the leases at our apartment communities are for a term of one year or less.  In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, as is currently being experienced in some of our markets, we are exposed to declining rents more quickly under these shorter term leases.

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
  our failure to sell apartment communities in a timely manner or on favorable terms;
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

 Development and Lease-up Communities at June 30, 2003:

Percent at June 30, 2003

Actual or Estimated Quarter of

Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs II (b)	233	$25	$ 10	66%	21%	10%	2 Q 2002	2 Q 2003	2 Q 2004	4 Q 2004
Austin, TX	Gables Grandview	458	56	31	29%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Dallas, TX	Gables Ellis Street	245	45	1	99%	78%	70%	3 Q 2001	3 Q 2002	3 Q 2003	4 Q 2003
Dallas, TX	Gables State Thomas Ravello	290	48	1	99%	63%	48%	4 Q 2001	1 Q 2003	3 Q 2003	2 Q 2004
Houston, TX	Gables Augusta	312	33	22	16%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Floresta	311	39	25	19%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Tampa, FL	Gables Beach Park	166	22	13	24%	--	--	1 Q 2003	4 Q 2003	2 Q 2004	3 Q 2004
	Wholly-Owned Totals	2,015	$268	$103
Co-Investment Development/Lease-up Communities (c):
Tampa, FL	Gables West Park Village II	297	$ 27	$ 4	93%	31%	25%	2 Q 2002	1 Q 2003	4 Q 2003	3 Q 2004
Tampa, FL	Gables West Park Village III	76	10	8	--	--	--	3 Q 2003	2 Q 2004	4 Q 2004	1 Q 2005
	Co-Investment Totals	373	$37	$ 12	(d)

(a)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b)  This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.
(c)  These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.
(d)  Construction loan proceeds are expected to fund $6 million of these costs to complete at June 30, 2003. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

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

Stabilized Communities at June 30, 2003

	No. of Apt.	June 30, 2003		June 30, 2003 Market Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Metropolitan II (JV)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Paces
Gables Rock Springs I
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park I
Gables Meyer Park II
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
Gables White Oak (JV)
  Totals/Averages

104 162 182 435 274 438 183 82 80 188 315 310 140 268 380 312 603 384 284 252 546 5,922 237 372 360 252 317 292 277 318 345 296 324 246 581 474 140 140 259 186 5,416		92% 90% 93% 95% 93% 95% 91% 94% 96% 95% 95% 94% 93% 96% 92% 94% 91% 92% 92% 97% 96% 94% 95% 90% 88% 89% 91% 93% 91% 95% 97% 92% 94% 90% 93% 93% 89% 89% 93% 93% 92%	(a) (a)	$1,016 742 877 1,217 1,270 775 1,493 1,098 1,946 1,037 914 945 593 680 610 620 613 852 852 828 839 $ 875 $ 987 751 671 944 947 840 803 1,048 908 1,049 1,036 854 1,000 1,013 799 785 731 967 $ 908

$0.82
0.98
1.07
1.09
1.14
0.84
0.97
0.70
1.18
0.93
0.86
0.80
0.65
0.71
0.61
0.62
0.67
0.78
0.72
0.84
   0.74
$0.82

$1.01
0.87
0.87
1.11

1.17
0.95
0.95
1.15
1.05
1.05
1.04
0.92
0.98
0.99
0.95
0.93
0.84
  1.11
$1.00

Stabilized Communities at June 30, 2003 (continued)

	No. of Apt.	June 30, 2003		June 30, 2003 Market Rent Per
Community	Homes	Occupancy		Home		Square Foot

South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
  Totals/ Averages

Austin, TX
 Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Gables West Avenue
   Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Knoxbridge
Gables Mirabella
Gables Spring Park
Gables State Thomas Townhomes
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Memphis, TN
 Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Orlando, FL
 Gables Celebration
Gables Chatham Square
Gables North Village
The Commons at Little Lake Bryan
 Total/Averages

	444 180 252 296 480 246 189 249 343 180 172 312 222 300 368 328 168 4,729 308 160 256 273 276 148 256 239 1,916 108 232 334 126 188 177 150 319 1,634 345 464 500 1,309 231 448 315 280 1,274	95% 87% 93% 95% 99% 93% 93% 88% 90% 94% 87% 96% 94% 96% 98% 95% 96% 94% 89% 93% 93% 73% 92% 93% 90% 86% 88% 93% 94% 95% 89% 90% 93% 99% 96% 94% 93% 89% 91% 91% 90% 100% 91% 100% 96%	(a)

$758
 1,069
940
951
901
1,454
1,588
1,476
1,457
1,292
989
854
1,028
831
781
803
    862
$1,025

$1,002
1,312
949
1,369
779
1,116
1,296
  1,371
$1,135

 $1,252
1,357
1,071
1,134
951
1,760
1,166
     875
$1,160

 $892
701
   704
$753

 $1,070
---
1,108
     ---
$1,092

(b) (b)

$0.77
1.09
0.78
0.79
0.99
1.15
1.10
1.06
1.05
0.95
1.15
1.02
0.89
0.79
0.82
0.80
  0.71
$0.93

 $1.06
1.13
0.96
1.45
0.94
1.02
1.39
  1.60
$1.19

 $1.15
1.29
1.26
1.24
0.90
1.18
1.16
   0.86
$1.12

 $0.90
0.75
  0.80
$0.81

 $0.92
---
0.83
     ---
$0.87

(b) (b)

Stabilized Communities at June 30, 2003 (continued)

	No. of Apt.	June 30, 2003	June 30, 2003 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Nashville, TN
 Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Tampa, FL
 Gables West Park Village I (JV)
 Totals/Averages

Washington D.C.
 Gables Dupont Circle
Totals/Averages

	254 364 276 272 1,166 320 320 82 82	94% 89% 91% 90% 91% 89% 89% 91% 91%	$938 688 650 653 $725 $1,128 $1,128 $2,665 $2,665	$0.83 0.73 0.73 0.68 $0.74 $0.90 $0.90 $2.74 $2.74
Grand Totals/Averages	23,768	93%	$956	$0.94

(a) (b)

This community is under renovation or not fully operational as of June 30, 2003; therefore, occupancy is based on apartment homes available for lease.
This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

Portfolio Indebtedness Summary at June 30, 2003
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Secured tax-exempt fixed-rate loans
	$ 500,991 136,738 48,365 20,550	6.59% 7.72% 4.75% 5.89%	6.59% 7.72% 4.75% 6.68%	3.43 4.81 1.00 11.54
Total fixed-rate indebtedness	$ 706,644	6.66%	6.68%	3.77
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 98,025 11,102 $ 280,082	1.01% 1.62% 3.20% 1.31%	2.00% 1.62% 3.20% 1.91%	3.09 1.87 2.25 2.63
Total portfolio debt (d), (e)	$986,726	5.14%	5.33%	3.44

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
(d) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 2003 for purposes of interest capitalization were $124,444.
(e) Excludes (i) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $85,830 million of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $51,893 of  conventional indebtedness related to a joint venture in which we own an 8.26% interest.

SUPPLEMENTAL DISCUSSION - Funds From Operations

        Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”).  We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

          Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.  The use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful.  We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

       In May 2002, we expensed  $1,687 of early debt extinguishment costs.  Under accounting rules in effect at that time, these costs were classified as an extraordinary item and, as such, did not reduce FFO.  In April 2002, SFAS No. 145 was issued.  We adopted this standard on its January 1, 2003 effective date and, pursuant to the new rules, reclassified the $1,687 of early debt extinguishment costs from extraordinary items to unusual items.  In the computation of FFO pursuant to the NAREIT definition outlined above, net income is adjusted for extraordinary items but is not adjusted for unusual items.  As such, previously reported FFO for the three and six months ended June 30, 2002 has been reduced by $1,687.  The adoption of this standard had no impact on previously reported net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003		2002
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$4,385 1,021 - 1,021	$4,860 1,068 91 1,159	$13,633 2,247 965 3,212		$30,613 6,817 634 7,451

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	12,763 - 349 13,112	11,881 324 342 12,547	25,779 49 689 26,517		23,534 709 744 24,987

Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
       Total

	- - - -	- - - -	- ( 5,042 - ( 5,042	) )	(17,906 ( 2,198 ( 1,754 (21,858	) ) ) )
Funds from operations - basic and diluted	$18,518	$18,566	$38,320		$41,193
Average shares and Units outstanding - basic	30,416	30,762	30,359		30,634
Average shares and Units outstanding - diluted	30,520	30,931	30,429		30,802

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at June 30, 2003 or December 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Internal Control Over Financial Reporting

       There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information

Item	1:					Legal Proceedings
None

Item	2:					Changes in Securities

As of June 30, 2003, the Operating Partnership had 92 holders of common Units and one holder of Series B Preferred Units (one general partner and 92 limited partners).  During the period commencing on April 1, 2003 and ending on June 30, 2003, we issued 202,000 shares, valued at approximately $6,079,160 at the time of issuance, to two limited partners of the Operating Partnership in exchange for 202,000 Units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

Item	3:					Defaults Upon Senior Securities
None

Item	4:					Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 13, 2003.  Our shareholders voted to elect Lauralee E. Martin and Mike E. Miles to serve as Class III Trustees.  These Class III Trustees were elected to serve until our 2006 annual meeting and until their successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned trustees are listed below:
                                                                                                       Votes
                                                                      Votes                     Withheld
                                                                    Cast For                     From

Lauralee E. Martin                                    20,468,015               1,376,317
Mike E. Miles                                            20,594,132               1,250,200

Item	5:					Other Information
None

Item	6:					Exhibits and Reports on Form 8-K
		(a)				Exhibits
			3.1	(i)	(a)	Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.50% Series D Cumulative Redeemable Preferred Shares (1)
			3.1	(i)	(b)	Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.875% Series C-1 Cumulative Redeemable Preferred Shares (2)
			4.1			The Operating Partnership 5.86% Registered Senior Notes due 2009 (3)
			4.2			The Operating Partnership 6.10% Registered Senior Notes due 2010 (3)
			10.1			Seventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership (4)
		*	10.2

Form of Indemnification Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr., David D. Fitch, Michael M. Hefley, Dawn H. Severt, Marcus E. Bromley, Lauralee E. Martin, John W. McIntyre, Mike E. Miles and James D. Motta

		*	31.1			Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
		*	31.2			Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
		**	32.1			Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
* Filed herewith
** Furnished herewith

(1) Incorporated herein by reference to Gables’ Registration Statement on Form 8-A dated May 8, 2003 (File No. 333-68359).
(2) Incorporated herein by reference to Gables’ Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104535).
(3) Incorporated herein by reference to the Operating Partnership’s Registration Statement on Form S-4 dated April 14, 2003 (File No. 333-104534).
(4) Incorporated herein by reference to the Operating Partnership’s Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104534).

		(b)				Reports on Form 8-K

(i) A Form 8-K was filed with the Securities and Exchange Commission on April 24, 2003, to disclose our press release dated April 23, 2003.
(ii) A Form 8-K was filed with the Securities and Exchange Commission on May 8, 2003 to disclose the issuance of our 7.50% Series D Cumulative Redeemable Preferred Shares on May 8, 2003.
(iii) A Form 8-K was filed with the Securities and Exchange Commission on May 14, 2003 to disclose our first quarter 2003 earnings press release and press release supplements dated May 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES RESIDENTIAL TRUST
Date:	August 14, 2003	/s/ Marvin R. Banks, Jr.
Date:	August 14, 2003

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)