Form 10-Q
period 2003-09-30
GABLES RESIDENTIAL TRUST
filed 2003-11-14
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

28,491,536 common shares of beneficial interest, par value $0.01 per share were outstanding as of November 11, 2003

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Share Data)
	September 30,	December 31,
	2003 .	2002 .
ASSETS:
Real estate assets:
Land	$ 285,019	$ 250,095
Buildings	1,386,307	1,259,399
Furniture, fixtures and equipment	142,790	130,547
Construction in progress	100,731	129,159
Investment in joint ventures	12,434	12,256
Undeveloped land	16,683	12,951
Real estate assets before accumulated depreciation	1,943,964	1,794,407
Less: accumulated depreciation	(294,960)	(266,139)
Net real estate assets	1,649,004	1,528,268

Cash and cash equivalents	7,516	6,281
Restricted cash	6,977	7,632
Deferred financing costs, net	5,215	5,555
Other assets, net	39,331	36,198
Total assets	$ 1,708,043	$ 1,583,934

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable	$ 941,783	$ 958,574
Accrued interest payable	6,687	14,081
Preferred dividends payable	375	1,834
Real estate taxes payable	21,540	16,172
Accounts payable and accrued expenses – construction	13,754	7,275
Accounts payable and accrued expenses – operating	17,870	18,814
Security deposits	4,067	4,133
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding, including accrued and unpaid dividends	5,689	-
Total liabilities	1,011,765	1,020,883

Minority interest of common unitholders in Operating Partnership	83,501	89,882
Minority interest of Series B preferred unitholders in Operating Partnership	50,192	50,192

Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding	-	4,500

Commitments and contingencies

Shareholders' equity:
Excess shares, $0.01 par value, 51,000 shares authorized	-	-
Preferred shares, $0.01 par value, 20,000 shares authorized,
Series C Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding at December 31, 2002	-	40,000
Series C-1 Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding at September 30, 2003	40,000	-
Series D Preferred Shares, at $25.00 liquidation preference,
3,000 shares issued and outstanding at September 30, 2003	75,000	-
Series Z Preferred Shares and Series B Preferred Units,
exchangeable into Series B Preferred Shares, reported above	-	-
Common shares, $0.01 par value, 100,000 shares authorized,
32,222 and 28,856 shares issued at September 30, 2003 and
December 31, 2002, respectively	322	289
Additional paid-in capital	553,985	485,694
Treasury shares at cost, 4,338 and 4,385 common shares at
September 30, 2003 and December 31, 2002, respectively	(105,140)	(106,190)
Deferred long-term compensation	(1,582)	(1,316)
Accumulated earnings	-	-
Total shareholders' equity	562,585	418,477
Total liabilities and shareholders' equity	$ 1,708,043	$ 1,583,934
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months . Ended September 30, .		Nine Months . Ended September 30, .
	2003	2002	2003	2002
Revenues:
Rental revenues	$ 54,151	$ 50,400	$158,337	$151,673
Other property revenues	3,234	3,034	9,194	8,888
Total property revenues	57,385	53,434	167,531	160,561

Property management revenues	2,345	1,780	6,145	5,452
Ancillary services revenues	2,139	1,931	5,465	6,586
Interest income	3	155	164	336
Other revenues	424	576	544	661
Total other revenues	4,911	4,442	12,318	13,035

Total revenues	62,296	57,876	179,849	173,596

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	21,356	20,064	60,121	56,917
Real estate asset depreciation and amortization	13,123	10,142	38,084	33,209
Property management – owned	1,500	1,328	4,857	4,774
Property management – third party	2,268	1,560	6,041	4,856
Ancillary services	992	1,181	3,302	3,960
Interest expense and credit enhancement fees	11,499	11,760	33,897	31,645
Amortization of deferred financing costs	494	426	1,400	958
General and administrative	2,052	2,052	6,657	5,727
Corporate asset depreciation and amortization	576	405	1,400	1,286
Unusual items	-	-	-	1,687
Total expenses	53,860	48,918	155,759	145,019

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	8,436	8,958	24,090	28,577

Equity in income of joint ventures	55	931	250	2,859
Gain on sale of previously depreciated operating real estate assets	-	-	-	17,906
Gain on sale of land and development rights	-	267	-	2,068
Minority interest of common unitholders in Operating Partnership	(902)	(772)	(3,029)	(7,464)
Minority interest of preferred unitholders in Operating Partnership	(1,078)	(1,078)	(3,234)	(3,234)

Income from continuing operations	6,511	8,306	18,077	40,712

Operating income from discontinued operations, net of minority interest	67	396	575	1,725
Gain on disposition of discontinued operations, net of minority interest	10,174	-	14,249	1,763
Income from discontinued operations, net of minority interest	10,241	396	14,824	3,488

Net income	16,752	8,702	32,901	44,200

Dividends to preferred shareholders	(2,194)	(1,091)	(4,710)	(5,976)
Original issuance costs associated with redemption of preferred shares	-	(4,009)	-	(4,009)

Net income available to common shareholders	$14,558	$3,602	$28,191	$34,215

Weighted average number of common shares outstanding – basic	26,031	24,764	25,075	24,696
Weighted average number of common shares outstanding – diluted	31,664	30,812	30,845	30,805

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares)	$0.17	$0.13	$0.53	$1.24
Income from discontinued operations, net of minority interest	$0.39	$0.02	$0.59	$0.14
Net income available to common shareholders	$0.56	$0.15	$1.12	$1.39

Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares)	$0.16	$0.13	$0.53	$1.24
Income from discontinued operations	$0.39	$0.02	$0.59	$0.14
Net income available to common shareholders	$0.56	$0.15	$1.12	$1.38
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 32,901	$ 44,200
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(14,824)	(3,488)
Depreciation and amortization	40,884	35,453
Equity in income of joint ventures	(250)	(2,859)
Minority interest of unitholders in Operating Partnership	6,263	10,698
Gain on sale of real estate assets	-	(19,974)
Long-term compensation expense	1,249	1,112
Unusual items	-	1,687
Operating distributions received from joint ventures	1,122	1,277
Change in operating assets and liabilities:
Restricted cash	1,048	411
Other assets	1,990	1,833
Other liabilities, net	(2,732)	6,455
Net cash provided by operating activities of continuing operations	67,651	76,805
Net cash provided by operating activities of discontinued operations	1,776	3,914
Net cash provided by operating activities	69,427	80,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(192,302)	(73,762)
Recurring value retention capital expenditures	(8,085)	(9,850)
Non-recurring and/or value-enhancing capital expenditures	(7,051)	(7,707)
Restricted cash held in escrow, net	-	349
Net proceeds from sale of wholly-owned real estate assets	-	46,803
Net proceeds from disposition of discontinued operations	70,065	15,273
Investment in joint ventures	(1,050)	(968)
Net proceeds from sale of joint venture real estate assets	-	10,680
Other	(4,968)	(759)
Net cash used in investing activities	(143,391)	(19,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series D Preferred Shares	72,419	-
Net proceeds from common share offering	78,968	-
Net proceeds from issuance of Series C Preferred Shares	(100)	39,750
Redemption of Series A Preferred Shares	-	(115,000)
Proceeds from the exercise of share options	6,147	7,597
Treasury share purchases and common unit redemptions	-	(5,767)
Payments of deferred financing costs	(1,266)	(2,995)
Notes payable proceeds	224,401	373,131
Notes payable repayments	(241,192)	(294,082)
Prepayment penalty	-	(1,451)
Principal escrow payments (deposited into) released from escrow, net	(393)	3,512
Preferred dividends paid	(5,036)	(6,205)
Preferred distributions paid	(3,234)	(3,234)
Common dividends paid ($1.8075 per share)	(45,240)	(44,710)
Common distributions paid ($1.8075 per share)	(10,275)	(10,786)
Net cash provided by (used in) financing activities	75,199	(60,240)

Net change in cash and cash equivalents	$ 1,235	$ 538
Cash and cash equivalents, beginning of period	6,281	4,231
Cash and cash equivalents, end of period	$ 7,516	$ 4,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 46,802	$ 40,557
Interest capitalized	6,344	6,734
Cash paid for interest, net of amounts capitalized	$ 40,458	$ 33,823
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

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At September 30, 2003, we were an 84.3% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

       Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitle us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida.   A unit of limited partnership interest in the Operating Partnership is referred to herein as a "unit."  The Operating Partnership is obligated to redeem each common unit held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each common unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, with substantially identical rights as the common or preferred shares, as applicable, to us.

       As of September 30, 2003, we managed a total of 177 multifamily apartment communities owned by us and our third-party clients comprising 49,265 apartment homes.  At September 30, 2003, we owned 76 stabilized multifamily apartment communities comprising 20,660 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,215 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at September 30, 2003 that are expected to comprise 2,015 apartment homes upon completion and an indirect 20% interest in two apartment communities under development or in lease-up at September 30, 2003 that are expected to comprise 373 apartment homes upon completion. In addition, as of September 30, 2003, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise 450 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

       Since the IPO, we have issued a total of 17,331 common shares in nine offerings, generating $426.7 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.  The most recent offering, involving the issuance of 2,500 common shares that generated $79.0 million in net proceeds, closed on August 26, 2003.  An existing institutional shareholder who wished to participate in the offering required a waiver of our 9.8% ownership limitation in order to acquire additional shares.   We decided it was appropriate to grant the waiver to the extent necessary to allow the shareholder to acquire shares in the offering.

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

        On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002.  Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares.  The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.  The Series C-1 Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006.  The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with proceeds from our $180 million senior unsecured note issuance on July 8, 2002.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs originally incurred by us and classified as a reduction to shareholders' equity.  Previously reported net income available to common shareholders for the three and nine months ended September 30, 2002 has been reduced by the $4.0 million excess in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,"  (Note 5).

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,421 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. We have the option, and as described below have elected, to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per unit plus accrued and unpaid dividends. These units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.  On October 17, 2003, the Operating Partnership gave notice that it will redeem each of the 2,000 outstanding Series B Preferred Units on November 17, 2003.  The redemption price of the Series B Preferred Units will exceed the related carrying value by the $1.3 million of issuance costs that we originally incurred and classified as a reduction to shareholders' equity.  Upon redemption in the fourth quarter of 2003, the $1.3 million excess will be reflected as a reduction to earnings in arriving at net income available to common shareholders in accordance with the July 2003 clarification of Topic No. D-42 (Note 5).

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. As of September 30, 2003, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  To date, there have been no issuances of securities under this registration statement.

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

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the updated financial statements for the year ended December 31, 2002 included in our Form 8-K dated September 15, 2003.

      Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In August 2003, we sold two apartment communities located in Houston comprising 641 apartment homes.  The net proceeds from this sale were approximately $51.3 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the sale of these communities was approximately $12.4 million, or $10.2 million, net of the $2.2 million portion of the gain attributable to the minority interest of common unitholders, and was recognized in the third quarter of 2003.

       In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest of common unitholders, and was recognized in the first quarter of 2003.

       During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million, or $7.9 million, net of the $1.9 million portion of the gain attributable to the minority interest of common unitholders.  One of these sales occurred during the first quarter of 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest of common unitholders.  The other sale occurred during the fourth quarter of 2002.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations (Notes 5 and 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  All of these sale transactions occurred during the first quarter of 2002. In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.3 million and $1.3 million was recognized during the three months and nine months, respectively, ended September 30, 2002.

       During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the first quarter of 2002, resulting in a $1.8 million gain to us.  The other two sales occurred during the third quarter of 2002, resulting in a $0.8 million gain to us.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations (Notes 5 and 6).

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

Other Acquisitions

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith (the “Archstone Management Business”).  The management and accounting services rendered under the acquired management contracts transitioned to us over a 3-month period.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of September 30, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the third quarter of 2004.

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  Our total investment of approximately $1.6 million was paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we registered new notes with the Securities and Exchange Commission, and offered to exchange those new notes for the original notes.  The new notes, also issued in two series, are identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes are freely-tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.

       On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued. These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles. We determine whether intangible assets related to at-market, in-place leases and resident relationships were acquired as part of the acquisition of an apartment community. The resulting intangible assets are recorded at their estimated fair market values at the date of acquisition and amortized over the average remaining lease term of the acquired resident relationships. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial statements.

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

        In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued.  In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Until now, a company generally has only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46 are to be applied effective immediately for VIEs created after January 31, 2003, and effective October 1, 2003 for VIEs created prior to February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective, the enterprise should make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created.  We do not believe that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

       In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued.  SFAS No. 150 (effective for us July 1, 2003) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Upon adoption of SFAS No. 150, we reclassified our mandatorily redeemable Series Z Preferred Shares to the liability section of our balance sheet and, beginning July 1, 2003, have recorded dividends on the Series Z Preferred Shares as interest expense in our statements of operations.  The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

       In July 2003, EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified. Topic No. D-42 requires that, in arriving at net earnings available to common shareholders in the calculation of earnings per share, the excess of (1) the fair value of the consideration transferred to the holders of preferred stock over (2) the carrying amount of the preferred stock in the balance sheet be subtracted from net earnings. In July 2003, it was clarified that the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance.  Prior to this clarification, we had not considered issuance costs in determining the carrying amount of preferred stock. This clarification of Topic No. D-42 is required to be reflected retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27-30 of APB Opinion No. 20, “Accounting Changes.” We redeemed our Series A Preferred Shares in August 2002 and, in accordance with this clarification, have subtracted the $4.0 million original issuance costs of the Series A Preferred Shares in arriving at net income available to common shareholders in the calculation of earnings per share for the three and nine months ended September 30, 2002. We will also apply the provisions of Topic No. D-42 to any future redemptions of preferred stock, including the Operating Partnership’s planned redemption of the Series B Preferred Units on November 17, 2003 (Note 2).

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We have sold the following wholly-owned operating real estate assets:  three during the first quarter of 2002, one during the fourth quarter of 2002, one during the first quarter of 2003 and two during the third quarter of 2003.  However, we retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations. The operating results for the five remaining wholly-owned assets sold during the first and fourth quarters of 2002 and first and third quarters of 2003 for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at September 30, 2003 or December 31, 2002.

      Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total property revenues	$ 783	$3,079	$ 4,394	$8,953
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	390 201 110 701	1,484 594 510 2,588	1,981 1,068 637 3,686	3,900 1,770 1,139 6,809
Minority interest of common unitholders in Operating Partnership Operating income from discontinued operations, net of minority interest	(15 67)	(95 396)	(133 575)	( 419 1,725)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	12,368 (2,194 10,174)	- - -	17,410 ( 3,161 14,249)	2,198 ( 435 1,763)
Income from discontinued operations, net of minority interest	$10,241	$ 396	$14,824	$3,488

7.   EARNINGS PER SHARE

       Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under our share option and incentive plan and upon conversion of common units. The numerator and denominator used for both basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted income available to common shareholders (numerator):

Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares) - basic
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares) - diluted

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
Net income available to common shareholders – diluted

Common shares (denominator):
 Average shares outstanding – basic
Incremental shares from assumed conversions of:
   Outstanding common units
   Stock options
   Other
Average shares outstanding – diluted

	$ 4,317 902 $ 5,219 $10,241 2,209 $12,450 $14,558 3,111 $17,669 26,031 5,494 128 11 31,664	$ 3,206 772 $ 3,978 $ 396 95 $ 491 $ 3,602 867 $ 4,469 24,764 5,954 87 7 30,812	$13,367 3,029 $16,396 $14,824 3,294 $18,118 $ 28,191 6,323 $34,514 25,075 5,677 83 10 30,845	$30,727 7,464 $38,191 $ 3,488 854 $ 4,342 $34,215 8,318 $42,533 24,696 5,966 137 6 30,805

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each such community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 92% of our total revenues for the three months ended September 30, 2003 and 2002, and 93% and 92% of our total revenues for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total property revenues Less: Property operating and maintenance expenses	$57,385 21,356	$53,434 20,064	$167,531 60,121	$160,561 56,917
Net operating income (NOI)	$36,029	$33,370	$107,410	$103,644

      Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating income (NOI)	$36,029	$33,370	$107,410	$103,644

Less other expenses:
Real estate asset depreciation and amortization	(13,123)	(10,142)	(38,084)	(33,209)
Property management – owned	(1,500)	(1,328)	(4,857)	(4,774)
Property management – third party	(2,268)	(1,560)	(6,041)	(4,856)
Ancillary services	(992)	(1,181)	(3,302)	(3,960)
Interest expense and credit enhancement fees	(11,499)	(11,760)	(33,897)	(31,645)
Amortization of deferred financing costs	(494)	(426)	(1,400)	(958)
General and administrative	(2,052)	(2,052)	(6,657)	(5,727)
Corporate asset depreciation and amortization	(576)	(405)	(1,400)	(1,286)
Unusual items	-	-	-	(1,687)
Total other expenses	(32,504)	(28,854)	(95,638)	(88,102)

Add other revenues:
Property management revenues	2,345	1,780	6,145	5,452
Ancillary services revenues	2,139	1,931	5,465	6,586
Interest income	3	155	164	336
Other revenues	424	576	544	661
Total other revenues	4,911	4,442	12,318	13,035

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	$8,436	$8,958	$24,090	$28,577

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

9.  STOCK OPTIONS

       Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for stock-based employee compensation.  Under the prospective method of adoption selected by us, the recognition provisions of SFAS No. 123 apply to all new employee option awards granted after December 31, 2002.  Prior option awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant.  Had compensation cost on all outstanding and unvested option awards been determined consistent with SFAS No. 123, our net income and earnings per share would have been the following pro forma amounts:

Three Months Ended September 30,		Nine Months Ended September 30,
2003	2002	2003	2002

Net income available to common shareholders, as reported

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all option awards

Net income available to common shareholders, pro forma

Earnings per share:
     Basic – as reported
     Basic – pro forma
     Diluted – as reported
     Diluted – pro forma

$14,558 - $14,558 $0.56 $0.56 $0.56 $0.56	$3,602 ( 60 $3,542 $0.15 $0.14 $0.15 $0.14)	$28,191 ( 22 $28,169 $1.12 $1.12 $1.12 $1.12)	$34,215 ( 223 $33,992 $1.39 $1.38 $1.38 $1.37)

10. COMMITMENTS AND CONTINGENCIES

 Development and Construction Commitments

       We currently have five communities under development that are expected to comprise 1,480 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion.  The estimated costs to complete the development of these assets total $75 million at September 30, 2003, including $1 million of costs that we are obligated to fund for the co-investment development communities.  These costs are expected to be initially funded by $27 million in construction loan proceeds and $48 million in borrowings under our credit facilities.

       We have letter of credit and performance obligations of approximately $10.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of four apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $65 million in aggregate.  The construction of these assets was 68% complete in aggregate at September 30, 2003.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  We are also providing general contractor or construction management services for several construction projects related to existing apartment communities owned by third parties.  There are no guaranteed maximum prices on the costs of construction for these projects.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contracts, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended September 30, 2003 and 2002, we recognized $1.0 million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $8.6 million and $9.2 million, respectively.   During the nine months ended September 30, 2003 and 2002, we recognized $2.0 million and $1.8 million, respectively, in development and construction fees under related contracts with gross billings of $28.1 million and $31.5 million, respectively.  Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

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

 Joint Venture Indebtedness and Related Recourse Guarantee Obligations

       The apartment community owned and operated by the Arbors of Harbortown JV, in which we have a 25% ownership interest, is secured by a $16.4 million tax-exempt bond obligation which bears interest at a low-floater rate.  The credit enhancement for the bond obligation is provided by our venture partner and expires in May 2006.  The maturity date of the underlying bond issue is April 2013.   None of the bond indebtedness is recourse to us.

       At September 30, 2003, the apartment community owned by the GRAP JV, in which we have a 20% ownership interest, was secured by a $24.6 million construction loan which was scheduled to mature in March 2004 and bore interest at LIBOR plus 1.65%.  In October 2003, the construction loan was repaid with proceeds from a $28.0 million permanent loan secured by the community.  This new loan bears interest at a fixed rate of 4.2% and matures in October 2008.  None of this indebtedness is recourse to us.

       At September 30, 2003, each of the five communities owned by the Gables Residential Apartment Portfolio JV Two (the “GRAP JV Two”), in which we have a 20% ownership interest, is secured by a construction loan.  The construction loans have initial maturity dates ranging from April 2004 to June 2005, with various extension options.  As of September 30, 2003, there was an aggregate of $62.3 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR ranging from 1.45% to 1.70%.  In October 2003, two of the construction loans totaling $37.7 million were repaid with proceeds from two permanent loans totaling $39.5 million, in each case secured by the related community.  These new loans mature in October 2008 and bear interest at fixed rates of 4.25% and 4.30%, respectively.  None of the indebtedness associated with these two permanent loans is recourse to us.  We do, however, have a limited payment guaranty on two of the remaining three construction loans with committed fundings aggregating $21.3 million.  Pursuant to the limited guaranty, we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.2 million.  At September 30, 2003, there is $16.2 million of principal outstanding under these loans and the portion of this principal that is recourse to us is $6.0 million.  These loans have initial maturity dates of October 2004 and June 2005 and have two extension options that, if exercised, would result in final maturity dates of April 2007 and June 2007, respectively.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation.

        Each of the three communities owned by the CMS Tennessee Multifamily JV, in which we have a 8.26% ownership interest, is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of September 30, 2003, there was an aggregate of $51.8 million of indebtedness outstanding under these loans which bear interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

Office Leases

       We are party to operating leases for office space with various terms. Future minimum lease payments and rent expense for such leases are not material.

Archstone Management Business Acquisition

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith.   The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of September 30, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the third quarter of 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Property and Per Share Data)

       We are a real estate investment trust (“REIT”) focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets.  See Note 8, Segment Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

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

        Rental rates have declined slightly as a result of national economic weakness and low mortgage rates, but the execution of our operating tactics have resulted in occupancy levels that have returned to historically high levels.  We expect total property revenues on a same-store basis in 2003 to be slightly lower than 2002 results.  In addition, we expect property operating and maintenance expenses on a same-store basis for 2003 to increase over 2002 at a rate approximating inflation.  Operating fundamentals for our business are expected to improve as job growth improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  It is uncertain whether, and to what extent, the national economy and related job growth will improve in the remainder of 2003.

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

Common and Preferred Equity Activity

Secondary Common Share Offerings

       Since our initial public offering in January 1994, we have issued a total of 17,331 common shares in nine offerings, generating $426.7 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.  The most recent offering, involving the issuance of 2,500 common shares that generated $79.0 million in net proceeds, closed on August 26, 2003.  An existing institutional shareholder who wished to participate in the offering required a waiver of our 9.8% ownership limitation in order to acquire such additional shares.  We decided it was appropriate to grant the waiver to the extent necessary to allow the shareholder to acquire shares in the offering.

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

       On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement to an institutional investor. The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002. Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares.  The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.  The Series C-1 Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006.  The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

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

       On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with the proceeds from our $180 million senior unsecured note issuance on July 8, 2002.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs originally incurred by us and classified as a reduction to shareholders' equity.  Previously reported net income available to common shareholders for the three and nine months ended September 30, 2002 has been reduced by the $4.0 million excess in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock"  (see Note 5 to the accompanying consolidated financial statements).

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,421 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. We have the option, and as described below have elected, to redeem the Series B Preferred Units after November 14, 2003 at $25.00 per unit plus accrued and unpaid dividends. These units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of Gables on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.  On October 17, 2003, the Operating Partnership gave notice that it will redeem each of the 2,000 outstanding Series B Preferred Units on November 17, 2003.  The redemption price of the Series B Preferred Units will exceed the related carrying value by the $1.3 million of issuance costs originally incurred by us and classified as a reduction to shareholders' equity.  Upon redemption in the fourth quarter of 2003, the $1.3 million excess will be reflected as a reduction to earnings in arriving at net income available to common shareholders in accordance with the July 2003 clarification of Topic No. D-42 (see Note 5 to the accompanying consolidated financial statements).

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units.  We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. As of September 30, 2003, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.   We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  To date, there have been no issuances of securities under this registration statement.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

       In August 2003, we sold two apartment communities located in Houston comprising 641 apartment homes.  The net proceeds from this sale were approximately $51.3 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the sale of these communities was approximately $12.4 million, or $10.2 million, net of the $2.2 million portion of the gain attributable to the minority interest of common unitholders, and was recognized in the third quarter of 2003.

        In February 2003, we sold an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from this sale were $18.7 million and were used to pay down outstanding borrowings under our interim financing vehicles.  The gain  from the sale of this community was $5.0 million, or $4.1 million, net of the $0.9 million portion of the gain attributable to the minority interest of common unitholders and was recognized in the first quarter of 2003.

      During 2002, we sold two apartment communities located in Houston comprising 660 apartment homes. The net proceeds from these sales were $43.2 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The aggregate gain from the sale of these two communities was $9.8 million, or $7.9 million, net of the $1.9 million portion of the gain attributable to the minority interest of common unitholders.  One of these sales occurred during the first quarter of 2002, resulting in a $2.2 million gain, or a $1.8 million gain, net of the $0.4 million portion of the gain attributable to the minority interest of common unitholders.  The other sale occurred during the fourth quarter of 2002.

       Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations.  See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       During 2002, we sold a 13.3 acre parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.   All of these sale transactions occurred during the first quarter of 2002.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions, of which $0.3 million and $1.3 million was recognized during the three months and nine months, respectively, ended September 30, 2002.

     During 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.  Two of these sales occurred during the first quarter of 2002, resulting in a $1.8 million gain to us.  The other two sales occurred during the third quarter of 2002, resulting in a $0.8 million gain to us.

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

Other Acquisitions

       In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone-Smith (the “Archstone Management Business”).  The management and accounting services rendered under the acquired management contracts transitioned to us over a 3-month period.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of September 30, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the third quarter of 2004.

       In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co."). Our total investment of approximately $1.6 million was paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

       On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Cumulative Redeemable Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we registered new notes with the Securities and Exchange Commission, and offered to exchange those new notes for the original notes.  The new notes, also issued in two series, are identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes are freely-tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.

       On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

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

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the updated consolidated financial statements for the year ended December 31, 2002 included in our Form 8-K dated September 15, 2003. Notes 5 and 6 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization and asset impairment evaluation.

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

      Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended September 30, 2003 and 2002, we recognized $1.0 million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $8.6 million and $9.2 million, respectively.  During the nine months ended September 30, 2003 and 2002, we recognized $2.0 million and $1.8 million, respectively, in development and construction fees under related contracts with gross billings of $28.1 million and $31.5 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Discontinued Operations

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We have sold the following wholly-owned operating real estate assets:  three during the first quarter of 2002, one during the fourth quarter of 2002, one during the first quarter of 2003 and two during the third quarter of 2003. However, we retained management of two of the assets sold during the first quarter of 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations. The operating results for the five remaining wholly-owned assets sold during the first and fourth quarters of 2002 and first and third quarters of 2003 for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at September 30, 2003 or December 31, 2002.

Results of Operations

Comparison of operating results for the three months ended September 30, 2003  (the “2003 Period”) to the three months ended September 30, 2002 (the “2002 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2003 Period and the 2002 Period is summarized as follows:

	Number of
	2003 Period	2003	2002
	Apt. Homes	Period	Period	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	16,699	$ 45,172	$ 46,274	$ (1,102)	-2.4%
Triple net master lease communities	728	1,646	1,646	-	0.0%
Communities stabilized in the 2003 Period, but not in the 2002 Period	578	2,075	1,447	628	43.4%
Development and lease-up communities	535	1,322	82	1,240	1,512.2%
Communities under renovation or not fully operational (b)	2,104	4,480	3,985	495	12.4%
Acquired communities (b)	784	2,690	-	2,690	-
Sold communities (b)	-	-	-	-	-
Total property revenues	21,428	$ 57,385	$ 53,434	$ 3,951	7.4%
Property operating and maintenance expenses (c):
Same-store communities (a)		$ 16,955	$ 17,173	$ (218)	-1.3%
Triple net master lease communities		-	-	-	-
Communities stabilized in the 2003 Period, but not in the 2002 Period		883	1,011	(128)	-12.7%
Development and lease-up communities		600	16	584	3,650.0%
Communities under renovation or not fully operational (b)		1,811	1,864	(53)	-2.8%
Acquired communities (b)		1,107	-	1,107	-
Sold communities (b)		-	-	-	-
Total property operating and maintenance expenses		$ 21,356	$ 20,064	$ 1,292	6.4%
Property net operating income (NOI) (d):
Same-store communities (a)		$ 28,217	$ 29,101	$ (884)	-3.0%
Triple net master lease communities		1,646	1,646	-	0.0%
Communities stabilized in the 2003 Period, but not in the 2002 Period		1,192	436	756	173.4%
Development and lease-up communities		722	66	656	993.9%
Communities under renovation or not fully operational (b)		2,669	2,121	548	25.8%
Acquired communities (b)		1,583	-	1,583	-
Sold communities (b)		-	-	-	-
Total property net operating income (NOI)		$ 36,029	$ 33,370	$ 2,659	8.0%

Total property NOI as a percentage of total property revenues		62.8%	62.5%	-	0.3%

(a)  Communities that were owned and fully stabilized throughout both the 2003 Period and the 2002 Period (“same-store”).
(b)  Communities that were in renovation or not fully operational, acquired or sold subsequent to July 1, 2002, as applicable.
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

        Total property revenues increased $3,951, or 7.4%, from $53,434 to $57,385 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, partially offset by a decrease in same-store performance as a result of national economic weakness.

      Property operating and maintenance expenses, as reflected in the consolidated statements of operations, increased $1,292, or 6.4%, from $20,064 to $21,356 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, partially offset by same-store expenses decreasing 1.3%. The same-store expense decrease is due to decreases in marketing, general and administrative and insurance costs and property taxes.  Same-store expense comparisons in certain markets are skewed as a result of the recordation of property tax true-up adjustments and appeal settlements in the 2003 Period.

       Additional information for the 62 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2003	Physical Occupancy	Economic Occupancy	% Change from the 2002 Period to the 2003 Period in
Market	Apartment Homes	Period NOI	in the 2003 Period	in the 2003 Period	Economic Occupancy	Revenues	Expenses	NOI
South Florida	4,377	29.0%	95.2%	93.5%	2.0%	0.4%	10.1%	-4.6%
Houston	4,589	25.6%	94.4%	93.0%	1.0%	-2.3%	-4.4%	-1.0%
Atlanta	3,431	16.8%	93.8%	90.7%	2.6%	-5.4%	0.9%	-8.9%
Austin	1,677	11.7%	92.6%	91.7%	-2.2%	-6.0%	-16.6%	1.4%
Dallas	1,300	10.4%	94.9%	92.5%	1.8%	-1.6%	-8.1%	2.2%
Washington, D.C.	82	1.7%	92.3%	92.5%	-0.8%	1.4%	-16.7%	8.8%
Other	1,243	4.8%	91.0%	83.6%	-1.8%	-1.9%	4.8%	-6.9%
Totals	16,699	100.0%	94.1%	92.0%	1.1%	-2.4%	-1.3%	-3.0%

       Property management revenues increased $565, or 31.7%, from $1,780 to $2,345 due primarily to the acquisition of the Archstone Management Business.

       Ancillary services revenues increased $208, or 10.8%, from $1,931 to $2,139 due to an increase in development and construction fee revenue of $548 due primarily to the recognition of $403 in incentive fees in the 2003 Period resulting from our share of the savings generated under the GRAP JV construction contract.  This increase was partially offset by a decrease in corporate rental housing revenue of $266 and a decrease in third-party brokerage services revenue of $74. Such decreases are due to volume declines in services rendered.

       Interest income decreased $152, or 98.1%, from $155 to $3 due primarily to a decrease in interest-bearing deposits and a decrease in interest rates.

       Real estate asset depreciation and amortization increased $2,981, or 29.4%, from $10,142 to $13,123 due to a non-recurring correcting adjustment recorded to depreciation in the 2002 Period of $1.7 million and the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

       Property management expense for owned communities and third-party properties on a combined basis increased $880, or 30.5%, from $2,888 to $3,768 due to the acquisition of the Archstone Management Business, along with increased marketing and support costs and inflationary increases in expenses.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and managed.

       Ancillary services expense decreased $189, or 16.0%, from $1,181 to $992 due primarily to a decrease in development and construction expenses of $153.  Such decrease is due to volume declines in services rendered.

       Interest expense and credit enhancement fees decreased $261, or 2.2%, from $11,760 to $11,499 due primarily to (1) a decrease in interest rates for variable-rate borrowings, (2) a decrease in outstanding indebtedness associated with sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 secondary offering of 2,500 common shares and (3) the refinancing of  $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares (which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003) and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9%.  Such decreases were offset in part by an increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities.

         Amortization of deferred financing costs increased $68, or 16.0%, from $426 to $494 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our $252 million unsecured revolving credit facility in February 2003.

        General and administrative expense remained steady at $2,052 for both the 2003 Period and the 2002 Period. Increases in professional fees, internal acquisition costs, long-term compensation costs, directors’ fees, and insurance costs were offset by abandoned real estate pursuit costs expensed during the 2002 Period.

         Corporate asset depreciation and amortization increased $171, or 42.2%, from $405 to $576 due primarily to an increase in amortization associated with the acquisition of the Archstone Management Business.

       Equity in income of joint ventures decreased $876, or 94.1%, from $931 to $55 due primarily to the sales of two apartment communities by the GRAP JV in the 2002 Period, resulting in the recognition of a $857 gain by us during the 2002 Period.

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
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the period

$ 1,159 ( 509 $ 650 ( 200 ( 16 ( 9 $ 425 - ( 335 $ 90 8 2,678 93%	) ) ) ) )	$ 48 ( 32 $ 16 ( 14 ( 3 ( 1 $( 2 - ( 33 $ ( 35 1 297 34%	) ) ) ) ) ) )	$ - - $ - - - - $ - - - $ - - - -	$1,207 ( 541 $ 666 ( 214 ( 19 ( 10 $ 423 - ( 368 $ 55 9 2,975 87%	) ) ) ) )	$1,149 ( 472 $ 677 ( 232 ( 17 ( 7 $ 421 857 ( 347 $ 931 10 3,190 79%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2003 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of  the 2003 Period.
(c) Communities that were sold subsequent to July 1, 2003.

       Gain on sale of land and development rights of $267 in the 2002 Period relates to recognition of deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two.

       Income from discontinued operations, net of minority interest, increased $9,845, or 2,486.1%, from $396 to $10,241 due primarily to the $10,174 gain on disposition of discontinued operations, net of minority interest recognized in the 2003 Period.

       Original issuance costs associated with redemption of preferred shares of $4,009 in the 2002 Period represents the excess of (1) the fair value of the redemption price of the Series A Preferred Shares over (2) the carrying amount of the Series A Preferred Shares in our balance sheet on the August 9, 2002 redemption date.  See Note 5 to the accompanying consolidated financial statements.

       Dividends to preferred shareholders increased $1,103, or 101.1%, from $1,091 to $2,194 due to the $40 million issuance of our Series C Preferred Shares in September 2002 (which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003) and the $75 million issuance of our Series D Preferred Shares in May 2003.  Such increases were offset in part by the $115 million redemption of our Series A Preferred Shares in August 2002.

Comparison of operating results for the nine months ended September 30, 2003  (the “2003 Period”) to the nine months ended September 30, 2002 (the “2002 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2003 Period and the 2002 Period is summarized as follows:

	Number of
	2003 Period	2003	2002
	Apt. Homes	Period	Period	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	16,522	$ 134,234	$ 136,718	$ (2,484)	-1.8%
Triple net master lease communities	728	4,939	4,940	(1)	0.0%
Communities stabilized in the 2003 Period, but not in the 2002 Period	360	4,766	3,162	1,604	50.7%
Development and lease-up communities	930	6,398	2,437	3,961	162.5%
Communities under renovation or not fully operational (b)	2,104	12,868	12,406	462	3.7%
Acquired communities (b)	784	4,326	-	4,326	-
Sold communities (b)	-	-	898	(898)	-100.0%
Total property revenues	21,428	$ 167,531	$ 160,561	$ 6,970	4.3%
Property operating and maintenance expenses (c):
Same-store communities (a)		$ 48,634	$ 48,327	$ 307	0.6%
Triple net master lease communities		-	-	-	-
Communities stabilized in the 2003 Period, but not in the 2002 Period		1,818	1,599	219	13.7%
Development and lease-up communities		2,679	1,475	1,204	81.6%
Communities under renovation or not fully operational (b)		5,246	5,239	7	0.1%
Acquired communities (b)		1,744	-	1,744	-
Sold communities (b)		-	277	(277)	-100.0%
Total property operating and maintenance expenses		$ 60,121	$ 56,917	$ 3,204	5.6%
Property net operating income (NOI) (d):
Same-store communities (a)		$ 85,600	$ 88,391	$ (2,791)	-3.2%
Triple net master lease communities		4,939	4,940	(1)	0.0%
Communities stabilized in the 2003 Period, but not in the 2002 Period		2,948	1,563	1,385	88.6%
Development and lease-up communities		3,719	962	2,757	286.6%
Communities under renovation or not fully operational (b)		7,622	7,167	455	6.3%
Acquired communities (b)		2,582	-	2,582	-
Sold communities (b)		-	621	(621)	-100.0%
Total property net operating income (NOI)		$ 107,410	$ 103,644	$ 3,766	3.6%
Total property NOI as a percentage of total property revenues		64.1%	64.6%	-	-0.5%

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

        Total property revenues increased $6,970, or 4.3%, from $160,561 to $167,531 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, partially offset by the sale of two apartment communities in the first quarter of 2002 and a decrease in same-store performance as a result of national economic weakness.

        Property operating and maintenance expenses, as reflected in the consolidated statements of operations, increased $3,204, or 5.6%, from $56,917 to $60,121 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as same-store expenses increasing 0.6%. The same-store expense increase is due to increases in insurance costs and property taxes, partially offset by decreases in utilities and general and administrative expenses.   Same-store expense comparisons in certain markets are skewed as a result of the recordation of property tax true-up adjustments and appeal settlements in the 2003 Period.  These increases were offset in part by the sale of two apartment communities in the first quarter of 2002.

       Additional information for the 61 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2003	Physical Occupancy	Economic Occupancy	% Change from the 2002 Period to the 2003 Period in
Market	Apartment Homes	Period NOI	in the 2003 Period	in the 2003 Period	Economic Occupancy	Revenues	Expenses	NOI
South Florida	4,377	30.1%	94.9%	93.5%	1.8%	0.4%	3.8%	-1.2%
Houston	4,589	26.1%	94.9%	93.6%	1.8%	0.0%	0.1%	-0.1%
Atlanta	3,431	17.6%	93.9%	91.6%	3.3%	-5.6%	0.5%	-8.7%
Austin	1,677	11.5%	92.3%	91.4%	-0.3%	-5.9%	-5.9%	-6.0%
Dallas	1,123	8.1%	95.5%	93.9%	-0.3%	-3.0%	-0.2%	-4.5%
Washington, D.C.	82	1.7%	95.0%	94.8%	3.5%	6.0%	-4.6%	10.2%
Other	1,243	4.9%	90.5%	84.9%	-0.1%	-0.5%	4.9%	-4.3%
Totals	16,522	100.0%	94.2%	92.5%	1.6%	-1.8%	0.6%	-3.2%

        Property management revenues increased $693, or 12.7%, from $5,452 to $6,145 due primarily to the acquisition of the Archstone Management Business.

       Ancillary services revenues decreased $1,121, or 17.0%, from $6,586 to $5,465 due primarily to a decrease in corporate rental housing revenue of $791 and a decrease in third-party brokerage services revenue of $579 due to volume declines in services rendered. Such decreases were partially offset by an increase of $249 in development and construction fee revenue due to the recognition of $403 in incentive fees in the 2003 Period resulting from our share of the savings generated under the GRAP JV construction contract, partially offset by volume declines in services rendered.

       Interest income decreased $172, or 51.2%, from $336 to $164 due primarily to a decrease in interest-bearing deposits and a decrease in interest rates.

       Real estate asset depreciation and amortization increased $4,875, or 14.7%, from $33,209 to $38,084 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities and a non-recurring correcting adjustment recorded to depreciation in the 2002 Period of $1.7 million.  Such increases were offset in part by the impact of the sale of two apartment communities in the first quarter of 2002.

       Property management expense for owned communities and third-party properties on a combined basis increased $1,268, or 13.2%, from $9,630 to $10,898 due to the acquisition of the Archstone Management Business, along with increased marketing and support costs and inflationary increases in expenses.  These increases were partially offset by software licensing fees incurred in the 2002 Period, but not the 2003 Period.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes owned and managed.

       Ancillary services expense decreased $658, or 16.6%, from $3,960 to $3,302 due primarily to a decrease in development and construction expenses of $527.  Such decrease is due to volume declines in services rendered.

       Interest expense and credit enhancement fees increased $2,252, or 7.1%, from $31,645 to $33,897.   An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 secondary offering of 2,500 common shares.  In addition, the refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares (which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003) and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

         Amortization of deferred financing costs increased $442, or 46.1%, from $958 to $1,400 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our $252 million unsecured revolving credit facility in February 2003.

        General and administrative expense increased $930, or 16.2%, from $5,727 to $6,657 due primarily to increased professional fees, internal acquisition costs associated with the acquisitions of three operating apartment communities in 2003, payroll and long-term compensation costs and insurance costs.  Such increases were offset in part by abandoned real estate pursuit costs expensed during the 2002 Period.

       Corporate asset depreciation and amortization increased $114, or 8.9%, from $1,286 to $1,400 due primarily to an increase in amortization associated with the acquisition of the Archstone Management Business, partially offset by a non-recurring adjustment recorded to depreciation in the 2003 Period.

       Unusual items of $1,687 in the 2002 Period represent the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness.  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75% resulting in a positive net present value.  See Note 11 to the accompanying consolidated financial statements.

       Equity in income of joint ventures decreased $2,609, or 91.3%, from $2,859 to $250 due primarily to the sales of four apartment communities by the GRAP JV during the 2002 Period, resulting in the recognition of a $2,611 gain by us during the 2002 Period.

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
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the period

$2,359 (1,013 $ 1,346 ( 456 ( 16 ( 33 $ 841 - ( 646 $ 195 6 2,084 91%	) ) ) ) )	$1,176 ( 487 $ 689 ( 179 ( 36 ( 8 $ 466 - ( 411 $ 55 3 891 64%	) ) ) ) )	$ - - $ - - - - $ - - - $ - - - -	$3,535 ( 1,500 $2,035 ( 635 ( 52 ( 41 $1,307 - ( 1,057 $ 250 9 2,975 83%	) ) ) ) )	$3,748 ( 1,618 $ 2,130 ( 707 ( 56 ( 28 $ 1,339 2,611 ( 1,091 $ 2,859 12 3,892 82%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2003 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of  the 2003 Period.
(c) Communities that were sold subsequent to January 1, 2003.

          Gain on sale of previously depreciated operating real estate assets of $17,906 in the 2002 Period relates to the sales of two wholly-owned apartment communities comprising 557 apartment homes located in Houston and Atlanta.

        Gain on sale of land and development rights of $2,068 in the 2002 Period is comprised of (1) $763 associated with the sale of 13.3 acres of land in Houston, (2) recognition of $1,220 in deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

        Income from discontinued operations, net of minority interest, increased $11,336, or 325.0%, from $3,488 to $14,824 due primarily to the $14,249 gain on disposition of discontinued operations, net of minority interest recognized in the 2003 Period, as compared to the $1,763 gain on disposition of discontinued operations, net of minority interest recognized in the 2002 Period.

       Original issuance costs associated with redemption of preferred shares of $4,009 in the 2002 Period represents the excess of (1) the fair value of the redemption price of the Series A Preferred Shares over (2) the carrying amount of the Series A Preferred Shares in our balance sheet on the August 9, 2002 redemption date.  See Note 5 to the accompanying consolidated financial statements.

       Dividends to preferred shareholders decreased $1,266, or 21.2%, from $5,976 to $4,710 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002 (which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003) and the $75 million issuance of our Series D Preferred Shares in May 2003.

Liquidity and Capital Resources

       Net cash provided by operating activities from continuing operations decreased from $76,805 for the nine months ended September 30, 2002 to $67,651 for the nine months ended September 30, 2003 due to (1) a change in other liabilities between periods of $9,187 and (2) a decrease of $761 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, gain on sale of real estate assets, long-term compensation expense and unusual items and (b) after operating distributions received from joint ventures. Such decreases were offset in part by a change in restricted cash between periods of $637 and a change in other assets between periods of $157.  Net cash provided by operating activities from discontinued operations decreased from $3,914 to $1,776 due to the disposition of discontinued operations in 2002 and 2003.

      We had $19,941 of net cash used in investing activities for the nine months ended September 30, 2002 compared to $143,391 of net cash used in investing activities for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we expended $192,302 related to acquisition, development, construction and renovation expenditures, $8,085 related to recurring value retention capital expenditures for operating apartment communities, $7,051 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $1,050 related to our investment in joint ventures and $4,968 related to other investments.  During the nine months ended September 30, 2003, we received cash of $70,065 in connection with the disposition of discontinued operations. During the nine months ended September 30, 2002, we expended $73,762 related to acquisition, development, construction and renovation expenditures, $9,850 related to recurring value retention capital expenditures for operating apartment communities, $7,707 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $968 related to our investment in joint ventures and $759 related to other investments.  During the nine months ended September 30, 2002, we received cash of (1) $46,803 in connection with the sale of wholly-owned real estate assets, (2) $15,273 in connection with the disposition of discontinued operations and (3) $10,680 in connection with our share of the net proceeds from the sale of joint venture real estate assets.

        We had $60,240 of net cash used in financing activities for the nine months ended September 30, 2002 compared to $75,199 of net cash provided by financing activities for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we received net proceeds of (1) $72,419 from the issuance of our Series D Preferred Shares, (2) $78,968 from our secondary common share offering and (3) $6,147 from the exercise of share options.  We expended  (1) $63,785 in common and preferred dividends and distributions, (2) $16,791 in net repayments of borrowings, (3) $1,266 in deferred financing costs, (4) $393 of principal escrow payments deposited into escrow and (5) $100 in issuance costs related to our Series C Preferred Shares.  During the nine months ended September 30, 2002, we expended (1) $115,000 in connection with the redemption of our Series A Preferred Shares, (2) $64,935 for common and preferred dividends and distributions, (3) $1,451 for a prepayment penalty, (4) $2,995 in deferred financing costs and (5) $5,767 in connection with treasury share repurchases and common unit redemptions.  These payments were offset in part by proceeds of (1) $79,049 in net borrowings, (2) $39,750 from the issuance of our Series C Preferred Shares, (3) $7,597 from the exercise of share options and (4) $3,512 from principal payments released from escrow, net.

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

         As of September 30, 2003, we had total indebtedness of $941,783, cash and cash equivalents of $7,516 and principal escrow deposits reflected in restricted cash of $944.  Our indebtedness has an average of 3.4 years to maturity at September 30, 2003.

        The aggregate maturities of our notes payable at September 30, 2003 are as follows:

	Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2003 2004 2005 2006 2007 2008 and thereafter	$ 679 1,667 1,736 1,654 1,776 14,108 $ 21,620	$ - 76,759 226,372 203,240 206,398 207,394 $ 920,163	$ 679 78,426 228,108 204,894 208,174 221,502 $ 941,783

        The indebtedness outstanding under each of our credit facilities totaling $48.5 million at September 30, 2003 is reflected in the preceding table using the May 2005 maturity date of our $252 million credit facility. Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.

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

       We currently have five communities under development that are expected to comprise 1,480 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 373 apartment homes upon completion.  The estimated costs to complete the development of these assets total $75 million at September 30, 2003, including $1 million of costs that we are obligated to fund for the co-investment development communities.  These costs are expected to be initially funded by $27 million in construction loan proceeds and $48 million in borrowings under our credit facilities described below.

$252 Million Credit Facility

       In February 2003, we closed a modification to our $225 million unsecured revolving credit facility provided by a syndicate of banks which, among other things, increased the committed capacity thereunder to $252 million from $225 million. We have the option to further increase the capacity under the facility to $300 million from $252 million to the extent banks, from the syndicate or otherwise, voluntarily agree to provide the additional commitment. The facility currently has a maturity date of May 2005. Borrowings under the $252 million facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted upward or downward based on changes in our senior unsecured credit ratings and our leverage ratios. We may also enter into competitive bid loans with participating banks for up to $126 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $252 million commitment. In February 2003, approximately $46 million of letters of credit enhancing approximately $45 million of tax-exempt variable rate notes payable were re-issued under this facility.  The total amounts outstanding under the facility and the resulting availability under the facility at September 30, 2003 is as follows:

Committed capacity under the facility Amounts outstanding under the facility: Borrowings Letters of Credit: Tax-exempt bond enhancement Other Total	$30,000 45,820 1,844	$252,000 77,664
Availability under the facility		$174,336

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that currently has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $17.7 million in borrowings outstanding under this facility at September 30, 2003 at an interest rate of 1.60%.

$10 Million Credit Facility

       At September 30, 2003, we had $0.8 million in borrowings outstanding under our $10 million unsecured revolving credit facility provided by a bank. The facility currently has a maturity date of December 31, 2003 with unlimited one-year extension options. Borrowings under this facility bear interest at the same scheduled interest rates as the $252 million credit facility.

Secured Construction Loans

       We have committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $43.0 million from a bank. At September 30, 2003, we had drawn approximately $16.1 million under these variable-rate financing vehicles and therefore have approximately $26.9 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.06% at September 30, 2003.

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

       Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of September 30, 2003.  The indentures and the $252 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

Certain Factors Affecting Future Operating Results

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," “project,” “should,” "intend," "plan," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following:

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

Development and Lease-up Communities at September 30, 2003:

Percent at September 30, 2003

Actual or Estimated Quarter of

Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs II (b)	233	$25	$6	83%	38%	32%	2 Q 2002	2 Q 2003	2 Q 2004	4 Q 2004
Austin, TX	Gables Grandview	458	56	24	45%	--	--	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
Houston, TX	Gables Augusta	312	33	18	29%	--	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Floresta	311	39	19	38%	1%	--	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
Tampa, FL	Gables Beach Park	166	22	7	60%	--	--	1 Q 2003	4 Q 2003	2 Q 2004	3 Q 2004
	Wholly-Owned Totals	1,480	$175	$74
Co-Investment Development/Lease-up Communities (c):
Tampa, FL	Gables West Park Village II	297	$27	$2	96%	57%	47%	2 Q 2002	1 Q 2003	4 Q 2003	3 Q 2004
Tampa, FL	Gables West Park Village III	76	10	8	--	--	--	4 Q 2003	3 Q 2004	4 Q 2004	1 Q 2005
	Co-Investment Totals	373	$37	$10	(d)
Wholly-Owned Completed Communities in Lease-up:
Dallas, TX	Gables Ellis Street	245	$45	$ -	100%	94%	86%	3 Q 2001	3 Q 2002	3 Q 2003	4 Q 2003
Dallas, TX	Gables State Thomas Ravello	290	48	-	100%	81%	75%	4 Q 2001	1 Q 2003	3 Q 2003	2 Q 2004
	Wholly-Owned Totals	535	$93	$ -

(a)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b)  This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.
(c)  These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.
(d)  Construction loan proceeds are expected to fund $5 million of these costs to complete at September 30, 2003. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

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

Stabilized Communities at September 30, 2003

	No. of Apt.	September 30, 2003		September 30, 2003 Market Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Metropolitan II (JV)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Paces
Gables Rock Springs I
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
Gables White Oak (JV)
  Totals/Averages

104 162 182 435 274 438 183 82 80 188 315 310 140 268 380 312 603 384 284 252 546 5,922 237 372 360 252 317 292 277 318 324 246 581 474 140 140 259 186 4,775		93% 92% 92% 93% 92% 91% 91% 96% 99% 98% 98% 92% 98% 92% 93% 94% 92% 90% 90% 92% 93% 93% 98% 95% 93% 98% 95% 97% 97% 94% 94% 95% 97% 94% 96% 98% 93% 94% 95%	(a)	$1,035 757 774 1,215 1,270 768 1,481 1,141 1,954 982 945 969 632 687 612 666 587 824 824 835 852 $ 874 $ 987 757 671 952 952 840 803 1,048 1,036 898 1,214 1,214 799 785 731 967 $ 948	$0.83 1.00 0.94 1.08 1.14 0.83 0.97 0.73 1.19 0.88 0.88 0.82 0.69 0.72 0.62 0.67 0.64 0.76 0.70 0.84 0.75 $0.82 $1.01 0.88 0.87 1.12 1.18 0.95 0.95 1.15 1.04 0.97 1.19 1.19 0.95 0.93 0.84 1.11 $1.05

Stabilized Communities at September 30, 2003 (continued)

	No. of Apt.	September 30, 2003	September 30, 2003 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
  Totals/ Averages

Austin, TX
 Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Gables West Avenue
   Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Knoxbridge
Gables Mirabella
Gables Spring Park
Gables State Thomas Townhomes
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Memphis, TN
 Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Orlando, FL
 Gables Celebration
Gables Chatham Square
Gables North Village
The Commons at Little Lake Bryan
 Totals/Averages

	444 180 252 296 480 246 189 249 343 180 172 312 222 300 368 328 168 4,729 308 160 256 273 276 148 256 239 1,916 108 232 334 126 188 177 150 319 1,634 345 464 500 1,309 231 448 315 280 1,274	95% 97% 94% 93% 95% 95% 93% 95% 96% 93% 97% 94% 97% 95% 92% 96% 95% 95% 97% 92% 93% 96% 91% 93% 98% 93% 94% 94% 97% 92% 95% 95% 93% 97% 95% 94% 98% 89% 91% 92% 92% 100% 94% 100% 97%

$782
 1,069
940
951
905
1,538
1,596
1,500
1,482
1,297
994
870
1,078
853
799
833
    870
$1,044

$1,009
1,312
949
1,369
779
1,116
1,296
  1,371
$1,136

 $1,251
1,350
1,076
1,119
939
1,760
1,166
     877
$1,157

 $901
701
   704
$755

 $1,070
---
1,108
     ---
$1,092

(b) (b)

$0.80
1.09
0.78
0.79
1.00
1.22
1.10
1.07
1.07
0.95
1.16
1.04
0.93
0.81
0.83
0.83
  0.72
$0.94

 $1.06
1.13
0.96
1.45
0.94
1.02
1.39
  1.60
$1.19

 $1.15
1.28
1.27
1.23
0.89
1.18
1.16
   0.86
$1.11

 $0.91
0.75
  0.80
$0.81

 $0.92
---
0.83
     ---
$0.87

(b) (b)

Stabilized Communities at September 30, 2003 (continued)

	No. of Apt.	September 30, 2003		September 30, 2003 Market Rent Per..
Community	Homes	Occupancy		Home	Square Foot

Nashville, TN
 Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Tampa, FL
 Gables West Park Village I (JV)
 Totals/Averages

Washington D.C.
 Gables Dupont Circle
Gables Woodley Park
Totals/Averages

	254 364 276 272 1,166 320 320 82 211 . 293	96% 93% 87% 89% 91% 91% 91% 95% --- 95%	(c)	$953 688 660 653 $731 $1,182 $1,182 $2,665 2,041 $2,216	$0.84 0.73 0.74 0.68 $0.75 $0.94 $0.94 $2.74 2.37 $2.48
Grand Totals/Averages	23,338	94%		$ 981	$0.96
(a) (b) (c)

This community is under renovation or not fully operational as of September 30, 2003; therefore, occupancy is based on apartment homes available for lease.
This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.
This community was in lease-up upon our acquisition in July 2003.  At September 30, 2003, the community was 82% occupied.

Portfolio Indebtedness Summary at September 30, 2003
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Secured tax-exempt fixed-rate loans
	$ 500,906 136,424 48,365 20,550	6.58% 7.72% 4.75% 5.89%	6.58% 7.72% 4.75% 6.68%	3.18 4.56 0.75 11.29
Total fixed-rate indebtedness	$ 706,245	6.66%	6.68%	3.52
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 48,467 16,116 $ 235,538	1.12% 1.58% 3.06% 1.35%	2.11% 1.58% 3.06% 2.07%	3.37 1.62 2.00 2.92
Total portfolio debt (d), (e)	$941,783	5.33%	5.53%	3.37

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
(d) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 2003 for purposes of interest capitalization were $114,451.
(e) Excludes (i) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $86,922 of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $51,797 of  conventional indebtedness related to a joint venture in which we own an 8.26% interest.

SUPPLEMENTAL DISCUSSION - Funds From Operations

        Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT.  We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

          Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.  Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income.  The use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful.  We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help users compare the operating performance of a company’s real estate between periods or as compared to different companies.

       In May 2002, we expensed  $1,687 of early debt extinguishment costs.  Under accounting rules in effect at that time, these costs were classified as an extraordinary item and, as such, did not reduce FFO.  In April 2002, SFAS No. 145 was issued.  We adopted this standard on its January 1, 2003 effective date and, pursuant to the new rules, reclassified the $1,687 of early debt extinguishment costs from extraordinary items to unusual items.  In the computation of FFO pursuant to the NAREIT definition outlined above, net income is adjusted for extraordinary items but is not adjusted for unusual items.  As such, previously reported FFO available to common shareholders for the nine months ended September 30, 2002 has been reduced by $1,687.  The adoption of this standard had no impact on previously reported net income.

       In August 2002, we redeemed all 4,600 outstanding 8.3% Series A Cumulative Redeemable Preferred Shares for $115,000 plus accrued and unpaid dividends.  In connection with the issuance of the Series A Preferred Shares in July 1997, we incurred $4,009 in issuance costs and recorded such costs as a reduction of shareholders’ equity.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4,009 of issuance costs.  The July 2003 clarification of EITF Abstracts, Topic No. D-42 became effective for the third quarter 2003 and is required to be reflected retroactively by restating the financial statements of prior periods.  As a result, previously reported net income available to common shareholders and FFO available to common shareholders for the three and nine months ended September 30, 2002 has been reduced by the $4,009 excess.

       FFO presented herein is not necessarily comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition.  However, our FFO is comparable to the FFO of REITs that use the NAREIT definition.  FFO should not be considered an  alternative to net income as an indicator of our operating performance.  Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our cash needs and cash flows.  A reconciliation of FFO available to common shareholders from net income available to common shareholders (the most directly comparable GAAP measure to FFO available to common shareholders) is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$14,558 902 2,209 3,111		$3,602 772 95 867		$28,191 3,029 3,294 6,323		$34,215 7,464 854 8,318

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	13,123 201 368 13,692		10,142 594 347 11,083		38,084 1,068 1,057 40,209		33,209 1,770 1,091 36,070

Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
       Total

	- (12,368 - (12,368	) )	- - (857 (857	) )	- (17,410 - (17,410	) )	(17,906 ( 2,198 ( 2,611 (22,715	) ) ) )
Funds from operations available to common shareholders – basic and diluted	$18,993		$14,695		$57,313		$55,888
Average common shares and units outstanding - basic	31,525		30,718		30,752		30,662
Average common shares and units outstanding - diluted	31,664		30,812		30,845		30,805

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at September 30, 2003 or December 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

As of September 30, 2003, the Operating Partnership had 88 holders of common units and one holder of Series B Preferred Units (one general partner and 88 limited partners).  During the period commencing on July 1, 2003 and ending on September 30, 2003, we issued 397,474 shares, valued at approximately $12,601,160 at the time of issuance, to six limited partners of the Operating Partnership in exchange for 397,474 common units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

Item	3:			Defaults Upon Senior Securities
None

Item	4:			Submission of Matters to a Vote of Security Holders
None
Item	5:			Other Information
None

Item	6:			Exhibits and Reports on Form 8-K
		(a)		Exhibits
		*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
		*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
		**	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
* Filed herewith
** Furnished herewith

		(b)		Reports on Form 8-K

(i) A Form 8-K was furnished to the Securities and Exchange Commission on August 7, 2003 to disclose our second quarter 2003 earnings press release and press release supplements dated August 6, 2003.
(ii) A Form 8-K was filed with the Securities and Exchange Commission on August 26, 2003, to disclose the completion of an offering of 2,500,000 shares of our common shares of beneficial interest.

(iii)  A Form 8-K was filed with the Securities and Exchange Commission on September 16, 2003 to update our financial statements included in our Annual Report of Form 10-K for the year ended December 31, 2002 in connection with the filing of our shelf registration statement on September 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES RESIDENTIAL TRUST
Date:	November 14, 2003	/s/ Marvin R. Banks, Jr.
Date:	November 14, 2003

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)