Form 10-K
period 2003-12-31
GABLES RESIDENTIAL TRUST
filed 2004-03-15
CIK 913782

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS  PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12590

GABLES RESIDENTIAL TRUST
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-2077868 (I.R.S. employer identification no.)

777 Yamato Road, Suite 510 Boca Raton, FL
33431 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (561) 997-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Shares of Beneficial Interest, par value $0.01 per share 7.50% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Name of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X]   No [  ]

        As of June 30, 2003, the aggregate market value of the 24,603,114 common shares held by non-affiliates of the Registrant was $779,180,620 based upon the net price of $31.67 on August 20, 2003 at which the common shares were last sold. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.) As of March 5, 2004, there were 29,057,190 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Information contained in Gables' Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 21, 2004 is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2003
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

ITEM 1.  BUSINESS

        We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We are a REIT formed in 1993 under Maryland law to continue and expand the apartment community operations of our privately owned predecessor organization. We completed our initial public offering on January 26, 1994. Our executive offices are located at 777 Yamato Road, Suite 510, Boca Raton, Florida 33431. Our common shares are listed on the NYSE under the symbol GBP and our Series D Preferred Shares are listed on the NYSE under the symbol GBP PrD. Substantially all of our business is conducted through and all of our interests in property are held by or through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. At December 31, 2003, we were an 86.9% economic owner of the common equity of the Operating Partnership.

Business Objectives and Strategies

       Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average. We use the National Association of Real Estate Investment Trusts ("NAREIT") Equity Residential REIT Total Return Index (the "NAREIT Apartment Index") as the benchmark for the multifamily sector average.   To achieve our objective, we employ a number of business strategies which are outlined below.

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

         Real estate is a cyclical business and, as a long-term owner and operator of apartment communities, we believe it is important to evaluate performance potential throughout various economic cycles. We also believe that job creation and household formation are key components of demand for apartment communities. Research has shown that there are markets in the United States that create more jobs and are more resilient to national economic downturns than others. In addition, we believe that the industrial job base of various markets can provide economic diversity through portfolio allocation that, in turn, can reduce volatility in performance. These factors, along with other macro-demographic characteristics, have led us to identify markets in which to make real estate investments.

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

          In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and can proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of development, construction, acquisition and disposition. Since 1982, we have been involved in the development and construction, acquisition and disposition of approximately 35,000, 21,000 and 31,000 apartment homes, respectively.

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

          Human Resources Strategy. Our aim is to be the employer of choice within the industry, with a mission of Taking Care of the Way People Live ® . A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated multifamily apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 10% of our associates have tenure in excess of 10 years. Average tenure for executive officers, vice presidents and regional managers, and property managers is over 12 years, 9 years and 5 years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

          We believe our success with human resource strategies is primarily due to our empowerment of associates and our career development and training. The results of our business operations are ultimately based on a series of local decisions.  We believe the best way to run our business is to equip the most qualified people to make the best possible decisions. By empowering associates to make decisions at a local level, we increase customer and associate satisfaction. We operate each of our apartment communities as a business unit. Property managers and other on-site associates are responsible for achieving economic goals associated with revenues, occupancy and expenses relative to their macro-market, in addition to maintaining assets to a high standard in order to ensure long-term success potential. Empowering associates with responsibility and encouraging decision making requires hiring the highest caliber associates and allocating extensive resources to training and career development.

          We are committed to training at all levels within our organization, from newly hired associates to senior management. This commitment is aimed at ensuring the competitive advantage inherent in the expertise of our associates and deep bench strength, which facilitates succession planning at all levels. Our service-oriented philosophy is branded and reinforced through our college of career development, Gables University. This comprehensive training system established for our associates is overseen by a full-time national training team and offers classes at a variety of different levels.  Bronze, silver and gold certification level classes are offered to our associates.  Bronze certification is required to be completed within 18 months of hire.  Specific curriculums are designed for operations and maintenance personnel while professional development courses apply to all associates.  However, all Gables associates are encouraged to attend any class of their choice.  Customer service is also reinforced with quarterly “Excellence” award ceremonies, where personal achievement by associates is recognized by senior management in each of our markets.  We believe recognition programs reinforce our company culture and branding philosophy.

          A key component to achieving our objectives is the alignment of interests between associates and shareholders. Share ownership is prevalent throughout our organization and includes property and maintenance managers as well as members of the board of trustees. Approximately 41% of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

          Capital Strategy. Real estate investments are capital intensive. As a result, capital allocation decisions significantly impact total return to shareholders. Our objective is to produce unleveraged internal rates of return ("IRRs") during our investment hold period that exceed our long-term weighted average cost of capital. An integral part of our capital strategy involves maintaining financial flexibility via a conservative balance sheet that is investment grade. We have investment grade, senior unsecured debt ratings from Moody's Investors Service and Standard and Poor's of Baa2 and BBB, respectively. Our Series C-1 Preferred Shares and Series D Preferred Shares are also investment grade rated by those firms at Baa3 and BBB-, respectively. We believe our conservative credit profile provides security for shareholders and is a competitive advantage over companies without the financial flexibility associated with investment grade balance sheets.

          Our attention to return on invested capital manifests itself through a very focused approach to managing our capital structure. We judiciously manage our capital and we redeploy capital through the reinvestment of asset disposition proceeds into our business. In the ordinary course of our business, we evaluate the continued ownership of our assets relative to available opportunities to acquire and develop new assets and relative to available equity and debt capital financing.  We sell assets if we determine that such asset sales are the most attractive sources of capital for redeployment in our business, for repayment of debt, for repurchase of stock and for other uses. We may also capitalize on the arbitrage that exists between the private market valuation of our assets and a discounted public market valuation of our common shares by selling assets and repurchasing stock. We have access to capital through a variety of sources, including debt financing and borrowing, common equity, preferred equity and private equity via direct investment, in addition to internally generated equity through asset dispositions and retained cash flow.

          Ancillary Business Strategy. We are involved in ancillary business lines which include third-party property management, development and construction, corporate rental housing and asset disposition brokerage services. Our expertise in these areas stems from our core competencies. In addition, we are innovative in identifying and capitalizing on new services desired by our residents that provide for increases in earnings and high returns on invested capital. Regular feedback from residents and our clients provides avenues for enhanced service and earnings potential.

          As of December 31, 2003, we managed 102 multifamily communities for third parties and unconsolidated joint ventures, comprising approximately 30,059 apartment homes. These fee management contracts are maintained with a total of approximately 50 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

          2003 Significant Events. Apartment fundamentals on a national basis deteriorated during most of 2003 as a result of the economic recession and associated job losses, coupled with low mortgage rates which resulted in an increase in home purchases by apartment residents. Reduced interest rates also contributed to an increase in earnings multiples used by investors to acquire apartments. These increased earnings multiples resulted in very attractive asset disposition prices for apartments. In 2003, we received net proceeds of $112 million from the sale of 1,673 apartment homes that generated gains of $37.7 million or $1.20 per diluted share.

          Our research indicated the outlook for operating fundamentals was beginning to improve in several of our markets as job growth began to occur and near term forward supply trends began to taper off.  As a result, in 2003, we selectively acquired 820 apartment homes for $122 million and we commenced construction of 1,323 apartment homes with total budgeted costs of $160 million.  As the national economy recovers, we believe the markets we have selected for investment will lead job growth formation which ultimately produces apartment demand.  We intend to capitalize on these improving fundamentals by increasing our investment activity for both acquisition and development of new communities.  At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

          During 2003, we issued $75 million of 7.5% perpetual preferred shares and redeemed $50 million of 8.625% preferred units.  In addition, we received $79 million of net proceeds from the issuance of 2,500,000 common shares at a price of $31.67 per share, which represented a 3.47% discount from the NYSE closing price of $32.81 on August 20, 2003.  Finally, we expanded our unsecured credit facility from a committed capacity of $225 million to $300 million.

          Apartment Portfolio. As of December 31, 2003, we owned 76 stabilized multifamily apartment communities comprising 20,209 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,215 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at December 31, 2003 that are expected to comprise 2,220 apartment homes upon completion and an indirect 20% interest in two apartment communities under development or in lease-up at December 31, 2003 that are expected to comprise 373 apartment homes upon completion. In addition, as of December 31, 2003, we owned two parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 453 apartment homes.  We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,514 apartment homes. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

        Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprises 93% of our total revenues for each of the three years in the period ended December 31, 2003.

        Management Structure. We have been responsible for the development or acquisition of approximately 56,000 apartment homes since 1982 and our senior management team has, on average, in excess of 12 years experience in the multifamily industry. We provide a full range of integrated real estate services through a team of approximately 1,500 associates who have expertise in property operations, development, construction, acquisition and disposition. We maintain offices in Atlanta, Austin, Boca Raton, Dallas, Houston and Washington, D.C., each with its own fully integrated organization, including experienced in-house management, development, construction, acquisition and disposition teams with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which empowers highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance and accounting functions are controlled by a central staff located in Atlanta.

        Competitive Advantages. We believe that we have several competitive advantages that will assist us in achieving our objective of producing total returns that exceed the NAREIT Apartment Index. These advantages include:

  A fully integrated organization: a fully integrated organization with a track record of approximately 21 years in all phases of real estate property management, development, construction, rehabilitation, acquisition, disposition, financing and marketing.

  Strategic portfolio diversification: a research-driven strategy that has identified major markets for investment that are geographically independent, rely on diverse economic foundations, have generated and are projected to continue to generate job growth substantially above national averages and have shown resiliency to national economic downturns.

  Product focus: a portfolio concentration of class AA/A apartment communities that are located primarily in EPNs and are targeted toward the affluent renter-by-choice, and include garden, townhome and higher density apartment communities.

  Local presence in multiple markets: an established local presence in each of our markets, which we serve through an experienced team of associates with superior knowledge of local markets and a culture based on empowerment which provides incentives for outstanding performance.

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

The Operating Partnership

        Structured as an UPREIT, the Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or indirectly through subsidiaries, all of our assets. As of December 31, 2003, we held directly, or indirectly through Gables GP, 86.9% of the common equity of the Operating Partnership. Through Gables GP, our wholly-owned subsidiary that is the sole general partner of the Operating Partnership, we control the Operating Partnership. The board of directors of Gables GP, the members of which are the same as the members of our board of trustees, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. Our limited partner and indirect general partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our economic interest and entitle us to vote on all matters requiring a vote of the limited partners.

        Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in particular real estate assets to the Operating Partnership primarily in connection with the IPO and the acquisition of Trammell Crow Residential South Florida. A unit of limited partnership interest in the Operating Partnership is referred to herein as a “unit.”  The Operating Partnership is obligated to redeem each common unit of limited partnership interest held by a person other than us, at the request of the holder, for an amount equal to the fair market value of one of our common shares at the time of redemption, provided that we, at our option, may elect to acquire each common unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to us.

        We may cause the Operating Partnership to issue additional units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that may defer some or all of the sellers’ tax consequences. We believe that many potential sellers of multifamily apartment communities have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer federal income taxes. Issuing units instead of paying cash for properties may provide potential sellers partial federal income tax deferral.

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

        The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past 21 years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.

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

        There exist federal, state and local laws, ordinances and regulations that govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of reconstruction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real estate assets for personal injury associated with exposure to ACMs. In connection with the ownership, operation, management and development of our communities and other real estate assets, we may be potentially liable for such costs.

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

         In addition, studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the U.S. Environmental Protection Agency ("EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than four picocuries per liter of air (the "Recommended Action Level").  The presence of radon in concentrations equal to or greater than the Recommended Action Level in a community may adversely affect our ability to rent apartment homes in that community and the market value of the community.

         Federal legislation also requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers any known lead-paint hazards and will impose treble damages for failure to so notify. In addition, lead-based paint in any of our communities may result in lead poisoning in children residing in that community if chips or particles of such lead-based paint are ingested, and we may be held liable under state laws for any such injuries caused by ingestion of lead-based paint by children living at our communities.

         Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture issue remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not uncommon, there has been increased awareness in recent years that particular molds may, in some instances, lead to adverse health effects, including allergic or other reactions.  To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture.  We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of their presence regardless of whether we or the resident believe a health risk is presented.  However, no assurances can be made that mold or excessive moisture will be detected and remediated in a timely manner.  If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.

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

Costs of Compliance with Americans with Disabilities Act and Similar Laws

          Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. We believe that our communities are substantially in compliance with present requirements of the ADA as they apply to multifamily dwellings. A number of additional federal, state and local laws exist which also may require modifications to our communities or regulate further renovations with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that our communities that are subject to the FHAA are substantially in compliance with this law.

          Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or related legislation is not currently ascertainable, and while these costs are not expected to have a material effect on us, they could be substantial. Limitations or restrictions on the completion of renovations may limit application of our investment strategy in specific instances or reduce overall returns on our investments.

Insurance

          We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of our completed communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our development properties, but with appropriate exceptions given the undeveloped nature of these properties. There are, however, particular types of losses, such as losses arising from acts of war, catastrophic acts of nature or terrorism that are not insured, in part or in full, because they are either uninsurable or not economically practical to insure in management's view, given the cost of the insurance after consideration of the resulting coverage levels and related deductibles, limits and exclusions.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a particular property as well as the anticipated future revenues from the property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any uninsured loss or loss in excess of insured limits would adversely affect us.

          No assurances can be made that we will have full coverage under our existing policies for property damage or liabilities to third parties arising as a result of exposure to mold or a claim of exposure to mold at a particular property.  See the discussion under "Environmental and Related Matters" above.

Employees

        We provide a full range of real estate services through a staff of approximately 1,500 employees, including an experienced management team. There are no collective bargaining agreements with any of our employees. We believe relations with our employees are excellent.

 Tax Matters

        We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our ordinary taxable income at the REIT level to shareholders. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. Even if we qualify as a REIT, we may be subject to state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.

        We utilize Gables Residential Services, a taxable REIT subsidiary, to provide management and other services to third parties that a REIT may be prohibited from providing. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

Policies with Respect to Significant Business Activities

          The following is a discussion of our investment, financing and other significant policies. These policies have been established by our board of trustees and may be amended or revised from time to time by the board of trustees without a vote of our shareholders, except that (1) we cannot change our policy of holding assets and conducting business only through the Operating Partnership, Gables Residential Services and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (2) changes in policies with respect to conflicts of interest must be consistent with legal requirements, and (3) we cannot take any action intended to terminate our qualification as a REIT without the approval of the holders of two-thirds of our common shares.

          Investment Policies. We conduct all of our investment activities through the Operating Partnership and its subsidiaries.   Our investment activities are aligned with our overall business objective to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index.  Our long-term investment strategy is research-driven with the objective of creating a portfolio of high-quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell communities or other properties, in whole or in part, when circumstances warrant. In the ordinary course of our business, we evaluate the continued ownership of our assets relative to available opportunities to acquire and develop new assets and relative to available equity and debt capital financing.  We sell assets if we determine that such sales are the most attractive sources of capital for redeployment in our business, for repayment of debt, for repurchase of stock and for other uses. We may also participate with third parties in apartment community ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or financing or indebtedness incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over common shares and any distributions thereon.

          While we emphasize equity real estate investments in multifamily apartment communities, we may, at the discretion of the board of trustees, invest in other types of equity real estate investments and mortgages, including participating or convertible mortgages and other real estate interests. We do not have a policy limiting our ability to make loans to third parties or entities, including joint ventures in which we may participate in the future. On three occasions in the past, we have made loans to our vendors and preferred service providers in amounts less than $1 million per transaction to facilitate our business relationship with, and in some cases provide growth capital to, these businesses. We may in the future make similar loans where appropriate to support the needs of our business.  Such loans would require the approval of senior management.

          We currently intend to invest in apartment communities in specifically identified markets. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of our assets. We will not have any limit on the amount or percent of our assets invested in one property. Subject to customary covenants associated with our unsecured debt financing and the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, other entities engaged in real estate activities or which provide services to the real estate industry, or securities of other issuers, including for the purpose of exercising control over such entities. We may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with our investment policies. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio. We will not enter into a joint venture or partnership to make an investment that would not otherwise meet our investment policies. Investment in these securities is also subject to our policy to not be treated as an investment company under the Investment Company Act of 1940. We have not engaged in the trading, underwriting or agency distribution or sale of securities of other issuers, and we do not intend to do so.

          Financing and Equity Capital Policies. Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 2003 market value of our outstanding common shares and units plus total consolidated debt and preferred shares at liquidation value, was 44.1% at December 31, 2003. Excluding construction-related indebtedness, this ratio was 40.5% at December 31, 2003. This ratio will fluctuate with changes in the market price of our common shares and the number of outstanding common shares and units or other forms of shares or units of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company's assets and operations, we believe that, in most circumstances, the debt to fair market value ratio may provide an alternate indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of indebtedness. Estimates of the fair market value of our assets are not always readily available through public channels due to the inherent complexity associated with valuing each of our assets. During time periods when the public valuation of equity securities is in-line with the private valuation of real estate assets, the debt to total market capitalization ratio may provide an alternative indication of leverage for a company whose assets are primarily income-producing real estate and could be evaluated along with the debt service coverage and underlying components of indebtedness.

          We currently have a policy of incurring debt only if the ratio of debt to total market capitalization, assuming total market capitalization and fair market value of our assets are in-line, would be 60% or less. Our declaration of trust and bylaws do not, however, limit the amount or the percentage of indebtedness that we may incur. In addition, we may from time to time modify our debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of our communities, general conditions in the market for debt and equity securities, fluctuations in the market price of common shares, growth opportunities and other factors. Accordingly, we may increase our debt to total market capitalization ratio beyond the limits described above. We are, however, subject to certain indebtedness limitations pursuant to the restrictive covenants of our existing debt agreements.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).  To the extent that our board of trustees authorizes us to obtain additional capital, we may raise capital through asset dispositions, additional equity offerings, including the issuance of senior securities, debt financings or retention of cash flow as allowable under the Code in order to maintain REIT tax status, or a combination of these methods. We presently anticipate that any additional borrowings would be made through the Operating Partnership, although we might incur indebtedness, the proceeds of which would be loaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property owning entity, and may have full or limited recourse to all or any portion of our assets, the Operating Partnership or any existing or new property owning entity. Indebtedness incurred by us may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any of our borrowings may be used for working capital, to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. We currently have equivalent senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service.

          Our board of trustees has the authority, without further shareholder approval, to issue additional authorized common shares and preferred shares or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We have in the past, and may in the future, issue one or more series of additional preferred shares that could have dividend, voting, liquidation and other rights and preferences that are senior to those of our common shares. Existing shareholders will have no preemptive right to additional shares issued in any offering, and any offering might cause a dilution of their investment. We have in the past issued preferred shares in connection with an acquisition, and may in the future, issue common or preferred shares in connection with an acquisition. We have in the past, and may in the future, issue units of partnership interest in the Operating Partnership in connection with acquisitions of property. Our Series C-1 Preferred Shares and Series D Preferred Shares currently have equivalent ratings of BBB- from Standard and Poor's and Baa3 from Moody's Investors Service.  We intend to adhere to financing policies that will allow us to maintain these investment grade credit ratings.

          Conflict of Interest Policies. As part of their employment agreements, each of Chris Wheeler (Chairman, President and Chief Executive Officer), Marvin Banks (Senior Vice President and Chief Financial Officer), David Fitch (Senior Vice President and Chief Investment Officer) and Mike Hefley (Senior Vice President and Chief Operating Officer) is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under specified circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment community management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements for Mr. Wheeler, Mr. Banks, Mr. Fitch and Mr. Hefley terminate on January 1, 2005.  These agreements are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement's expiration that the agreement will not be renewed.

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

          Senior Management may engage in some permissible competitive activities, although potentially competitive with us. These activities which are similar to the activities described in the preceding paragraph, include any proposed activity that is fully disclosed to and approved by the chairman of the board of trustees, any proposed activity which involves either fewer than 30 residential units or a total value of less than $3.0 million, and relates to a property that is not located within a five mile radius of our existing or proposed properties, and any activity by a trustee, if such activity is an incidental or non-recurring part of the regular duties and responsibilities associated with his or her employment.

          We have adopted a policy that, without the approval of a majority of the disinterested members of the board of trustees, we will not acquire from or sell to any trustee, officer or employee or any entity in which a trustee, officer or employee of our company beneficially owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property.

          Reporting Policies. Our annual reports, including our audited financial statements, periodic reports and other information, including exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the "SEC Filings" section of our website located at http://www.gables.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

Risk Factors

          Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the information included or incorporated by reference in this document before you decide to purchase our securities. This section includes forward-looking statements.

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

          Any of these risks could adversely affect our ability to achieve our desired or anticipated yields our communities and to make expected distributions to shareholders.

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
the perceptions by prospective residents of the safety, convenience and attractiveness of our communities and the neighborhoods in which they are located;
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

          Development and construction risks could impact our profitability. We intend to continue to develop and construct multifamily apartment communities. Our development activities may be exposed to the following risks:

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

          Acquisitions may not yield anticipated results. We intend to continue to acquire multifamily apartment communities on a select basis.
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

          Policy of limiting debt level may be changed and our indebtedness may increase. As of December 31, 2003, we had approximately $1.0 billion in total debt outstanding and our ratio of debt to total market capitalization was 44.1%. While our current policy is not to incur debt that would make our ratio of debt to total market capitalization greater than 60%, assuming total market capitalization and fair market value of our assets are in-line, neither our declaration of trust and bylaws nor the Operating Partnership’s organizational documents contain any such limitations. The governing agreements for our unsecured indebtedness, including our credit facilities and the indenture related to our senior unsecured notes, contain financial covenants that limit, but do not restrict, our total outstanding indebtedness. As a result, we may incur additional debt and thus increase our ratio of debt to total market capitalization. In addition, in the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt. Further, the indenture governing our senior unsecured notes does not contain any provisions that would afford holders of such notes protection in the event of a highly leveraged or similar transaction involving us or any of our affiliates or a reorganization, restructuring, merger, sale of all or substantially all of our assets or similar transaction involving the Operating Partnership that may adversely affect the holders of the unsecured senior notes.

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

          Rising interest rates would increase interest costs and could affect the market price of our securities. We expect to incur variable-rate debt under credit facilities and other interim financing vehicles in connection with the acquisition, construction and renovation of multifamily apartment communities in the future, as well as for other purposes. In addition, we have tax-exempt bonds, as described more fully below, that bear interest at a variable rate.  Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding securities.

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

          Failure to qualify as a REIT would cause us to be taxed as a corporation which would significantly lower cash available for distributions to shareholders.  If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

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

          Compliance or failure to comply with Americans with Disabilities Act (“ADA”) and other similar laws could result in substantial costs.  The ADA generally requires that public accommodations, including office buildings and hotels be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders.

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

          Potential liability for environmental contamination and related matters could result in substantial costs.  We are in the business of acquiring, owning, operating and developing real estate assets. From time to time we will sell to third parties some of our assets. Under various federal, state and local environmental laws, we may be required, often regardless of our knowledge or responsibility but solely because of our current or previous ownership or operation of real estate, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at those properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by us in connection with any contamination. These costs could be substantial. The presence of such substances or the failure to properly remediate the contamination may materially and adversely affect our ability to borrow against, sell or rent the affected asset. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with the contamination.

          Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture issue remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not uncommon, there has been increased awareness in recent years that particular molds may, in some instances, lead to adverse health effects, including allergic or other reactions. As a result, the presence of mold at a community we own could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community's residents or the complete rehabilitation of the community.  In addition, the presence of mold at a community could expose us to other liabilities.

          Potential liability for losses not covered by insurance could result in substantial costs.  We may incur casualty losses that are not covered by insurance. We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties in similar locations. We believe all of our properties are adequately insured.  There are, however, particular types of losses, such as losses arising from acts of war, catastrophic acts of nature or terrorism that are not insured, in part or in full, because they are either uninsurable or not economically practical to insure in management's view, given the cost of the insurance after consideration of the resulting coverage levels and related deductibles, limits and exclusions.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a particular property as well as the anticipated future revenues from the property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property.  In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected community and the capital we have invested in the affected community; depending on the specific circumstances of the affected community it is possible that we could be liable for any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

          Decrease of fee management business would result in decrease in revenues. We manage multifamily apartment communities owned by third parties for a fee. Most of our management contracts are terminable upon 30-days notice. There is a risk that the management contracts will be terminated and/or that the rental revenues upon which management fees are based will decline and management fee income will decrease accordingly.

          Interest rate hedging contracts may involve material charges and may not provide adequate protection. From time to time, when we anticipate offerings of debt securities, we may seek to decrease our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts in the form of rate locks. We may do so to increase the predictability of our financing costs. Also, from time to time, we rely on interest rate hedging contracts to offset our exposure to moving interest rates with respect to debt financing arrangements at variable interest rates in the form of rate caps and rate swaps. The settlement of interest rate hedging contracts in the form of rate locks has in the past and may in the future involve charges to earnings that may be material in amount. Such charges are typically driven by the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, there is no guarantee that we will be able to maintain our hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our outstanding indebtedness at any such time. If our efforts are unsuccessful, we may not meet our objective of reducing the extent of our exposure to, and sustain losses as a result of, interest rate fluctuations. In addition, while interest rate hedging contracts may mitigate the impact of rising interest rates on us, they also expose us to the risk that other parties to the contracts will not perform or that the agreements may be unenforceable.

ITEM 2.  PROPERTIES

          As of December 31, 2003, we owned or had an interest in 84 stabilized communities consisting of 22,887 apartment homes, and owned or had an interest in nine development/lease-up communities consisting of 2,593 apartment homes. The communities, comprising a total of 25,480 apartment homes, are located in Texas, Georgia, Florida, Tennessee and Washington, D.C.   The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

	Number of Communities			Number of Apartment Homes
Metropolitan Area	Stabilized	Development/ Lease-up	Total	Stabilized	Development/ Lease-up	Total	Percent of Total Apartment Homes
Atlanta, GA (a)	21	1	22	5,922	233	6,155	24.2%
South FL	18	2	20	4,765	761	5,526	21.7%
Houston, TX (b)	14	1	15	4,043	312	4,355	17.1%
Austin, TX	8	1	9	1,916	458	2,374	9.3%
Dallas, TX	9	-	10	1,879	290	2,169	8.5%
Memphis, TN (c)	3	-	3	1,309	-	1,309	5.1%
Orlando, FL	4	-	4	1,274	-	1,274	5.0%
Nashville, TN (d)	4	-	4	1,166	-	1,166	4.6%
Tampa, FL (e)	1	3	4	320	539	859	3.4%
Washington, D.C.	2	1	2	293	-	293	1.1%
Totals	84	9	93	22,887	2,593	25,480	100.0%
(a)

Includes a stabilized community comprising 435 apartment homes and a stabilized community comprising 274 apartment homes.  The 435 apartment home community is owned by the Gables Residential Apartment Portfolio JV LLC (“GRAP JV”), which is 80% owned by Southeast Residential Member LLC, an independent third party, and 20% owned by Gables.  The 274 apartment home community is owned by the Gables Residential Apartment Portfolio JV Two LLC (“GRAP JV Two”), which is 80% owned by Southeast Residential Member Two LLC, an independent third party, and 20% owned by Gables.

(b)	Includes a stabilized community comprising 186 apartment homes owned by the GRAP JV Two.
(c)

Includes a stabilized community comprising 345 apartment homes and a stabilized community comprising 500 apartment homes. The 345 apartment home community is owned by the Arbors of Harbor Town Joint Venture (“Harbortown JV”), which is 50% owned by The Northwestern Mutual Life Insurance Company, an independent third party, and 50% owned by Harbor Town Partners, which is 50% owned by Island Properties Associates, an independent third party, and 50% owned by Gables.  The 500 apartment home community is owned by the CMS Tennessee Multifamily Joint Venture, L.P. (“CMS JV”), which is 56.91% owned by CMS Entrepreneurial II Partners, 34.83% owned by CMS Entrepreneurial III Partners, both independent third parties, and 8.26% owned by Gables.

(d)	Includes two stabilized communities comprising 618 apartment homes owned by the CMS JV.
(e)	Includes a stabilized community comprising 320 apartment homes and two development/lease-up communities comprising 373 apartment homes owned by the GRAP JV Two.

          Stabilized Communities. We have developed 39 communities consisting of 10,689 apartment homes and acquired 45 communities consisting of 12,198 apartment homes. We manage and operate all of the stabilized communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 2003, the communities had an average monthly market rental rate per apartment home of $993 or $0.96 per square foot and a physical occupancy rate of 94%. The average age of the communities is approximately eleven years.

          Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. All of our communities have high-speed internet access. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our stabilized communities at December 31, 2003 follows:

			Stabilized Community Features as of December 31, 2003
								Physical
	No. of		Approx.		Year		Average	Occupancy	Market Rent at
	Apt.		Rentable	Total	Constructed/	Year	Unit Size	at	12/31/03 per
Community (a)	Homes		Sq. Ft. (b)	Acreage	Renovated	Acquired	(Sq. Ft.)	12/31/03	Home	Sq. Ft.
Atlanta, GA
Briarcliff Gables		104	128,976	5.2	1995	--	1,240	98%	$1,036	$0.84
Buckhead Gables	(c)	162	122,548	3.5	1994	1994	756	94%	757	1.00
Gables Cityscape	(d)	182	141,550	5.5	1989	1994	778	97%	769	0.93
Gables Metropolitan I	(e)	435	487,472	15.0	2000	--	1,121	91%	1,217	1.09
Gables Metropolitan II	(e)	274	304,239	5.8	2002	--	1,110	94%	1,270	1.14
Gables Mill		438	406,676	36.1	1988	1997	928	91%	768	0.83
Gables Montclair		183	280,701	9.9	2002	--	1,534	96%	1,417	0.92
Gables Northcliff		82	127,990	12.7	1978	1997	1,561	93%	1,160	0.74
Gables Paces		80	131,645	2.6	2002	--	1,646	90%	1,900	1.15
Gables Rock Springs I		188	209,745	28.7	1945-92	1997	1,116	90%	965	0.86
Gables Vinings	(f)	315	336,735	15.2	1997	--	1,069	94%	945	0.88
Gables Walk		310	367,226	19.7	1996-97	1997	1,185	93%	969	0.82
Gables Wood Arbor	(f)	140	127,540	9.9	1987	--	911	95%	632	0.69
Gables Wood Crossing	(f)	268	257,012	22.3	1985-86	--	959	94%	687	0.72
Gables Wood Glen		380	377,340	23.8	1983	--	993	94%	613	0.62
Gables Wood Knoll		312	311,064	19.6	1984	--	997	93%	668	0.67
Lakes at Indian Creek	(f)	603	552,384	49.8	1969-72	1993	916	92%	587	0.64
Roswell Gables I	(f)	384	417,288	28.3	1995	--	1,087	93%	824	0.76
Roswell Gables II	(f)	284	334,268	28.3	1997	--	1,177	93%	824	0.70
Spalding Gables	(f)	252	249,333	11.2	1995	--	989	96%	835	0.84
Wildwood Gables	(c), (f)	546	619,710	37.9	1992-93	1991	1,135	93%	852	0.75
Total/Averages		5,922	6,291,442	391.0			1,062	93%	$ 871	$ 0.82

South FL
Belmar	(g)	36	54,948	4.4	1982	2003	1,526	----	$ 936	$ 0.61
Cotton Bay	(f)	444	436,460	37.6	1986	1998	983	96%	787	0.80
Gables Boca Place	(f)	180	175,812	9.4	1984	1998	977	91%	1,071	1.10
Gables Boynton Beach I		252	302,148	18.0	1996	1998	1,199	97%	957	0.80
Gables Boynton Beach II		296	357,653	15.9	1997	1998	1,208	95%	953	0.79
Gables Kings Colony	(f)	480	435,824	18.8	1986	1998	908	96%	905	1.00
Gables Mizner on the Green		246	311,176	8.9	1996	1998	1,265	96%	1,556	1.23
Gables Palma Vista		189	273,606	12.0	2000	--	1,448	93%	1,631	1.13
San Michele I		249	348,358	32.4	1998	1998	1,399	92%	1,517	1.08
San Michele II		343	475,506	32.4	2000	--	1,386	94%	1,508	1.09
Gables San Remo		180	245,014	11.8	1995	1998	1,361	93%	1,297	0.95
Gables Town Colony	(f)	172	147,724	10.0	1985	1998	859	96%	1,006	1.17
Gables Town Place	(f)	312	260,192	13.0	1987	1998	834	96%	873	1.05
Gables Wellington		222	256,472	12.7	1998	1998	1,155	94%	1,078	0.93
Hampton Lakes	(f)	300	317,004	11.0	1986	1998	1,057	92%	853	0.81
Hampton Place		368	352,528	14.1	1985	1998	958	94%	799	0.83
Mahogany Bay	(f)	328	330,459	25.4	1986	1998	1,007	96%	838	0.83
Vinings at Hampton Village	(f)	168	202,752	8.6	1988	1998	1,207	98%	870	0.72
Total/Averages		4,765	5,283,636	296.4			1,109	95%	$ 1,051	$ 0.95

Houston, TX
Gables Austin Colony	(f)	237	231,621	11.0	1984	1998	977	93%	$ 925	$ 0.95
Gables Cityscape		252	214,824	6.8	1991	--	852	94%	913	1.07
Gables CityWalk/ Waterford Square		317	255,823	8.7	1990/ 1985	--/ 1992	807	94%	874	1.08
Gables Edgewater		292	257,339	12.2	1990	--	881	96%	851	0.97
Gables Lions Head	(f)	277	233,796	10.3	1983	1998	844	95%	769	0.91
Gables Metropolitan Uptown		318	290,141	8.9	1995	--	912	90%	997	1.09
Gables of First Colony		324	321,848	13.3	1996	1997	993	92%	987	0.99
Gables Piney Point	(f)	246	227,880	7.5	1994	--	926	96%	849	0.92
Gables Pin Oak Green		581	592,709	14.4	1990	1996	1,020	93%	1,214	1.19
Gables Pin Oak Park		474	483,740	11.9	1992	1996	1,021	93%	1,214	1.19
Gables Rivercrest I		140	118,020	5.1	1982	1987	843	94%	780	0.93
Gables Rivercrest II	(f)	140	118,020	5.0	1993	1998	843	97%	767	0.91
Gables Windmill Landing	(f)	259	224,689	9.8	1984	1998	868	95%	688	0.79
Gables White Oak	(e)	186	162,552	6.1	2002	--	874	94%	967	1.11
Total/Averages		4,043	3,733,002	131.0			923	94%	$ 962	$ 1.04

Austin, TX
Gables at the Terrace		308	292,292	18.6	1998	1998	949	96%	$1,009	$1.06
Gables Barton Creek	(f)	160	185,846	11.6	1998	2000	1,162	95%	1,312	1.13
Gables Bluffstone		256	251,909	32.7	1998	--	984	91%	949	0.96
Gables Central Park		273	257,043	6.9	1997	--	942	95%	1,369	1.45
Gables Great Hills		276	228,930	23.7	1993	--	829	93%	779	0.94
Gables Park Mesa		148	161,540	24.3	1992	1997	1,091	93%	1,116	1.02
Gables Town Lake		256	239,264	12.0	1996	--	935	96%	1,296	1.39
Gables West Avenue		239	205,088	2.8	2000	2003	858	94%	1,371	1.60
Total/Averages		1,916	1,821,912	132.6			951	94%	$ 1,136	$ 1.19

Dallas, TX
Gables at Pearl Street		108	117,688	3.6	1995	--	1,090	93%	$ 1,251	$ 1.15
Gables CityPlace		232	244,056	7.1	1995	1997	1,052	96%	1,350	1.28
Gables Ellis Street		245	294,351	6.5	2003	--	1,201	94%	1,581	1.32
Gables Knoxbridge		334	283,426	9.8	1994/1996	2003	849	94%	1,054	1.24
Gables Mirabella		126	114,902	1.4	1996	1997	912	90%	1,119	1.23
Gables Spring Park		188	198,178	12.3	1996	--	1,054	94%	938	0.89
Gables State Thomas Townhomes		177	264,728	7.1	2002	--	1,496	92%	1,760	1.18
Gables Turtle Creek		150	150,930	3.1	1995	1996	1,006	96%	1,166	1.16
Gables Valley Ranch	(f)	319	325,534	14.8	1994	--	1,020	96%	877	0.86
Total/Averages		1,879	1,993,793	65.7			1,061	94%	$ 1,209	$ 1.14

Memphis, TN
Arbors of Harbortown	(h)	345	341,258	15.0	1991	--	989	97%	$ 901	$ 0.91
Gables Cordova		464	434,461	32.2	1986	--	936	91%	701	0.75
Gables Stonebridge	(i)	500	439,646	34.0	1993/1996	1996	879	93%	704	0.80
Total/Averages		1,309	1,215,365	81.2			928	93%	$ 755	$ 0.81

Orlando, FL
Gables Celebration		231	267,417	8.8	1999	--	1,158	92%	$ 1,079	$ 0.93
Gables Chatham Square	(j)	448	503,263	29.6	2001	--	1,123	100%	--	--
Gables North Village		315	418,985	21.3	2002	--	1,330	90%	1,122	0.84
The Commons at Little Lake Bryan	(j)	280	289,436	16.5	1998	--	1,034	100%	--	--
Total/Averages		1,274	1,479,101	76.2			1,161	96%	$ 1,104	$0.88

Nashville, TN
Brentwood Gables	(i)	254	287,594	14.5	1996	--	1,132	93%	$ 953	$ 0.84
Gables Hendersonville	(i)	364	342,982	21.0	1991	--	942	92%	688	0.73
Gables Hickory Hollow I	(f)	276	247,322	19.0	1988	--	896	88%	660	0.74
Gables Hickory Hollow II	(f)	272	259,704	18.0	1987	--	955	87%	653	0.68
Total/Averages		1,166	1,137,602	72.5			976	90%	$ 731	$ 0.75

Tampa, FL
Gables West Park Village I	(e)	320	401,314	12.0	2002	--	1,254	85%	$1,182	$ 0.94
Total/Averages		320	401,314	12.0			1,254	85%	$1,182	$ 0.94

Washington, D.C.
Gables Dupont Circle		82	79,895	0.5	1998	2001	974	99%	$ 2,665	$ 2.74
Gables Woodley Park	(k)	211	182,057	0.9	2001	2003	863	--	2,222	2.58
Total/Averages		293	261,952	1.4			894	99%	$ 2,346	$2.62

TOTALS		22,887	23,619,119	1,260.0			1,032	94%	$ 993	$ 0.96

(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) (k)

Except as noted in notes (e), (h), and (i), we hold fee simple title to each of the communities. Except as noted in notes (e), (f), (h), and (i), the communities are unencumbered.

In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida and Washington, D.C. markets, rentable area is measured using only the air conditioned area.

These communities were originally constructed as follows: Buckhead Gables - 1964 and Wildwood Gables - 1972.

This community is not fully operational; therefore, occupancy is based on apartment homes available for lease.

Gables Metropolitan is owned by the GRAP JV.  Gables Metropolitan II, Gables White Oak and Gables West Park Village I are owned by the GRAP JV Two.  We hold an indirect 20% interest in each of the GRAP JV and the GRAP JV Two.  These communities secure indebtedness totaling $75.9 million at December 31, 2003.

The denoted communities secure indebtedness totaling $309.0 million as of December 31, 2003.

This community was acquired in December 2003 for renovation and was 72% occupied at December 31, 2003.  This community is adjacent to a land parcel that we acquired in January 2004 for future development of an estimated 261 apartment homes.

This community is owned by the Harbortown JV, in which we own an indirect 25% interest.  This community secures indebtedness of $16.4 million at December 31, 2003.

These communities are owned by the CMS JV, in which we own an indirect 8.26% interest.  These communities secure indebtedness totaling $51.7 million at December 31, 2003.

These communities are leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.

This community was in lease-up when we acquired it in July 2003.  At December 31, 2003, the community was 87% occupied.

          Development and Lease-up Communities. The development communities have been designed to generally resemble the stabilized communities we developed previously and to offer similar amenities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development and lease-up communities at December 31, 2003 follows:

				Percent at December 31, 2003 .				Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs II (b)	233	$ 25	$ 3	94%	68%	61%	2 Q 2002	2 Q 2003	2 Q 2004	3 Q 2004
Austin, TX	Gables Grandview (c)	458	56	13	71%	7%	5%	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
Houston, TX	Gables Augusta (c)	312	33	14	46%	2%	--	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Floresta	311	39	13	58%	11%	9%	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
South FL	Gables Montecito (d)	450	56	49	3%	--	--	2 Q 2004	2 Q 2005	2 Q 2006	4 Q 2006
Tampa, FL	Gables Beach Park	166	22	2	89%	5%	1%	1 Q 2003	4 Q 2003	2 Q 2004	4 Q 2004
	Wholly-Owned totals	1,930	$231	$94

Co-Investment Development/Lease-up Community:
Tampa, FL	Gables West Park Village III (e)	76	$ 10	$ 8	7%	--	--	4 Q 2003	3 Q 2004	4 Q 2004	1 Q 2005
	Co-Investment totals	76	$10	$ 8	(f)

Wholly-Owned Completed Community in Lease-up:

Dallas, TX	Gables State Thomas Ravello	290	$ 48	$ -	100%	90%	88%	4 Q 2001	1 Q 2003	3 Q 2003	2 Q 2004
	Wholly-Owned totals	290	$48	$ -

Co-Investment Completed Community in Lease-up:

Tampa, FL	Gables West Park Village II (e)	297	$ 27	$ -	100%	80%	70%	2 Q 2002	1 Q 2003	4 Q 2003	2 Q 2004
	Co-Investment totals	297	$27	$ -
	Grand Total	2,593

(a)   Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b)   This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.
(c)   These communities are secured by construction loans with an aggregate committed capacity of $43.0 million, of which $23.7 million was outstanding at December 31, 2003.
(d)   We are developing single-family lots adjacent to this community and have such lots under contract for sale once development is complete.  Amounts pertaining to the single-family lots have been excluded from the table above. At December 31, 2003,  $8 million in costs have been incurred pertaining to the single-family lots, and the estimated cost to complete is $5 million.
(e)  These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.  These communities secure indebtedness totaling $16.4 million as of December 31, 2003.
(f)  Construction loan proceeds are expected to fund $4 million of these costs to complete at December 31, 2003. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

          Undeveloped Land.   As of December 31, 2003, we owned the following two parcels of land on which we intend to develop two apartment communities.  We also owned additional parcels of land at December 31, 2003; however, we do not currently intend to develop apartment communities on this land in the foreseeable future. Instead, we intend to sell these land parcels on an as-is basis. There can be no assurance of when or if our undeveloped land will be developed or sold.

Undeveloped Land	Metropolitan Area	Estimated Number of Apartment Homes
Gables on Cole I (a) Gables River Oaks (a) Total	Dallas, TX Houston, TX	309 144 453
(a) These assets are secured by construction loans with an aggregate committed capacity of $35.1 million, of which $6.1 million was outstanding at December 31, 2003.

          Land Acquisition Rights.  As of December 31, 2003, we had rights to acquire the following ten parcels of land, either through options or long-term conditional contracts, on which we would intend to develop ten apartment communities.  Options and long-term conditional contracts generally enable us to acquire the land shortly before the start of construction, which reduces development-related risks, as well as preserves capital.

Land Acquisition Rights	Metropolitan Area	Estimated Number of Apartment Homes

Gables Metropolitan III
Gables Bridgepoint
Gables Wild Basin
Gables St. Stephens
Gables on Cole II
Gables Republic Center
Gables Marbella (a)
Gables Stuart
Gables Arlington Courthouse
Gables Rothbury Square
   Total

	Atlanta, GA Austin, TX Austin, TX Austin, TX Dallas, TX Dallas, TX South Florida South Florida Washington, D.C. Washington, D.C.	485 14 60 312 309 225 261 318 327 203 2,514

                                                                      (a)  We acquired this parcel of land in January 2004.

          There can be no assurance of when or if our land acquisition rights will be exercised.  In addition, there can be no assurance of when or if any land acquired pursuant to such rights will be developed.

          The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Development and Lease-up Communities," "Undeveloped Land" and "Land Acquisition Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Risks associated with our development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs. Development of the undeveloped land and land that we may acquire pursuant to our land acquisition rights is subject to permits and other governmental approvals as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. There can be no assurance that we will decide or be able to develop or sell the undeveloped land, complete development of all or any of the communities subject to the land acquisition rights, or complete the number of apartment homes shown above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

Quarter Ended	High	Low	Dividend Declared
March 31, 2002 June 30, 2002 September 30, 2002 December 31, 2002 March 31, 2003 June 30, 2003 September 30, 2003 December 31, 2003 March 31, 2004 (through March 5, 2004)	$31.63 32.90 31.93 26.90 27.41 31.31 32.98 35.02 36.76	$28.00 29.45 23.50 21.25 24.02 26.46 30.00 31.16 33.46	$0.6025 0.6025 0.6025 0.6025 0.6025 0.6025 0.6025 0.6025 0.6025	(a) (b) (b) (b) (b) (b)

(a) Declared and paid monthly at a rate of $0.200833 per share for each month.
(b) Declared and paid monthly at a rate of $0.200833 per share for the first and second month of the quarter and $0.200834 per share for the third month of the quarter.

        We have determined that, for federal income tax purposes, approximately 36.1% of the distributions for each of the four quarters of 2003 represented ordinary dividend income, 12.3% represented capital gains and the remaining 51.6% represented return of capital to our common shareholders.

       We currently intend to pay monthly dividends to our shareholders. Distributions on our common shares are declared at the discretion of the board of trustees and will depend on our financial liquidity from cash provided by recurring real estate activities that include both operating activities and asset disposition activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors the board of trustees may deem relevant. The board of trustees may modify our distribution policy from time to time.

       Some of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our discretion to declare and pay dividends. In general, during any fiscal year, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution, as defined in the related agreements. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level. We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions or our ability to declare dividends under our current dividend policy.

       On March 5, 2004, there were approximately 570 holders of record of our 29,057,190 outstanding common shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

       As of December 31, 2003, the Operating Partnership had 81 holders of common units, including one general partner and 80 limited partners.  During the period commencing on October 1, 2003 and ending on December 31, 2003, we issued 849,151 common shares, valued at approximately $27,524,208 at the time of issuance, to ten limited partners of the Operating Partnership in exchange for 849,151 common units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

          The following table sets forth selected financial and operating information. This information should be read in conjunction with our consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GABLES RESIDENTIAL TRUST SELECTED FINANCIAL AND OPERATING INFORMATION
(Amounts in Thousands, Except Property and Per Share Data)
	2003	2002	2001	2000	1999
Operating Information:
Rental revenues	$208,394	$ 198,005	$ 205,455	$ 200,819	$ 205,417
Other property revenues	11,809	11,118	11,398	11,274	11,097
Total property revenues	220,203	209,123	216,853	212,093	216,514

Other revenues	17,118	16,704	16,066	16,821	19,377
Total revenues	237,321	225,827	232,919	228,914	235,891

Property operating and maintenance (exclusive of items shown separately below)	79,668	74,279	71,467	69,127	72,338
Depreciation and amortization	52,638	46,279	45,088	41,358	43,066
Property management (owned and third party) and ancillary services	19,424	18,133	16,943	14,923	16,961
Interest expense, credit enhancement fees and amortization of deferred financing costs	46,663	43,685	43,923	44,583	43,440
General and administrative	8,800	7,377	7,209	7,154	5,796
Unusual items (a)	-	1,687	8,847	-	2,800
Total expenses	207,193	191,440	193,477	177,145	184,401

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	30,128	34,387	39,442	51,769	51,490
Equity in income of joint ventures	265	2,900	242	399	478
Gain on sale of real estate assets	-	20,006	37,330	29,467	8,864
Minority interest of common unitholders in Operating Partnership	(3,215)	(8,241)	(12,936)	(14,946)	(9,136)
Minority interest of preferred unitholders in Operating Partnership	(3,773)	(4,312)	(4,312)	(4,312)	(4,312)
Original issuance costs associated with redemption of preferred units	(1,327)	-	-	-	-
Income from continuing operations	22,078	44,740	59,766	62,377	47,384

Operating income from discontinued operations, net of minority interest	2,189	3,830	5,079	4,973	4,988
Gain on disposition of discontinued operations, net of minority interest	31,698	7,919	-	-	-
Income from discontinued operations, net of minority interest	33,887	11,749	5,079	4,973	4,988
Net income	55,965	56,489	64,845	67,350	52,372

Dividends to preferred shareholders	(6,903)	(6,819)	(9,771)	(9,771)	(9,771)
Original issuance costs associated with redemption of preferred shares (b)	-	(4,009)	-	-	-

Net income available to common shareholders	$ 49,062	$ 45,661	$ 55,074	$ 57,579	$ 42,601

Weighted average common shares outstanding – basic	25,920	24,618	23,890	23,694	25,991
Weighted average common shares outstanding – diluted	31,452	30,684	30,314	30,439	32,796

Per Common Share Information:
Income from continuing operations (net of preferred dividends and original issuance costs associated with the redemption of preferred shares) – basic	$ 0.59	$ 1.38	$ 2.09	$ 2.22	$ 1.45
Income from discontinued operations, net of minority interest – basic	1.31	0.48	0.21	0.21	0.19
Income before extraordinary item (net of preferred dividends)	1.99	2.02	2.30	2.43	1.64
Extraordinary loss from early extinguishment of debt, net of minority interest	-	-	-	-	-
Net income available to common shareholders – basic	1.89	1.85	2.30	2.43	1.64
Income from continuing operations (net of preferred dividends and original issuance costs associated with the redemption of preferred shares) – diluted	0.58	1.37	2.08	2.22	1.45
Income from discontinued operations – diluted	1.28	0.48	0.21	0.21	0.19
Income before extraordinary item (net of preferred dividends)	1.98	1.96	2.26	2.40	1.61
Extraordinary loss from early extinguishment of debt	-	-	-	-	-
Net income available to common shareholders – diluted	1.87	1.85	2.29	2.43	1.64
Dividends declared and paid	2.41	2.41	2.34	2.20	2.08

Other Information:
Cash flows provided by operating activities	$ 90,404	$ 104,960	$ 100,551	$ 105,885	$ 105,029
Cash flows (used in) provided by investing activities	(155,384)	(17,361)	(123,405)	18,871	80,928
Cash flows provided by (used in) financing activities	64,614	(85,549)	22,833	(128,467)	(185,048)
Funds from operations available to common shareholders (c)	75,048	75,792	84,526	90,605	89,775
Average monthly revenue per apartment home (d)	925	910	880	830	810
Average physical occupancy for stabilized communities	94.0%	93.5%	94.6%	95.3%	94.3%
Gross operating margin (e)	63.8%	64.5%	67.0%	67.4%	66.6%
Completed communities at year-end	86	84	85	84	81
Apartment homes in completed communities at year-end	23,474	23,495	24,374	25,094	23,941
Total return to Gables shareholders (f)	51.2%	(8.3% )	14.5%	27.1%	13.2%
NAREIT Equity Residential REIT Total Return Index (g)	25.5%	(6.1% )	8.6%	35.5%	10.7%

Balance Sheet Information:
Real estate assets, before accumulated depreciation	$ 1,964,420	$ 1,794,407	$ 1,760,803	$ 1,598,170	$ 1,601,208
Total assets	1,725,076	1,583,934	1,589,206	1,453,020	1,471,364
Notes payable	1,003,100	958,574	877,231	765,927	755,485
Shareholders' equity and minority interest	653,250	558,551	649,976	634,589	655,953

Funds From Operations Reconciliation:
Net income available to common shareholders	$ 49,062	$ 45,661	$ 55,074	$ 57,579	$ 42,601
Minority interest of common unitholders in Operating Partnership (h)	9,690	11,077	14,249	16,359	10,348
Real estate asset depreciation and amortization (h), (i)	53,989	49,400	49,313	45,289	45,942
Gain on sale of previously depreciated operating real estate assets (h), (i)	(37,693)	(30,346)	(34,110)	(28,622)	(9,116)
Funds from operations available to common shareholders	$ 75,048	$ 75,792	$ 84,526	$ 90,605	$ 89,775

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
(Amounts in Thousands, Except Property and Per Share Data)

(a)   Unusual items of $1,687 in 2002 represents the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness.  Under accounting rules in effect at that time, these costs were originally classified as an extraordinary item.  In connection with the adoption of SFAS No. 145 on January 1, 2003, these costs were reclassified from extraordinary items to unusual items.  In the computation of funds from operations (“FFO”) pursuant to the National Association of Real Estate Investment Trusts (“NAREIT”) definition outlined below, net income is adjusted for extraordinary items but is not adjusted for unusual items.  As such, previously reported FFO for the year ended December 31, 2002 has been reduced by $1,687.  The adoption of this standard had no impact on previously reported net income. Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that were replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with technology investments and (4) $721 of abandoned real estate pursuit costs as a result of September 2001 events which impacted the U.S. economy. Unusual items of $2,800 in 1999 relate to severance charges.

(b)   In August 2002, we redeemed all 4,600 of our outstanding 8.3% Series A Preferred Shares for $115,000 plus accrued and unpaid dividends.  In connection with the issuance of the Series A Preferred Shares in July 1997, we incurred $4,009 in issuance costs and recorded such costs as a reduction of shareholders’ equity.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4,009 of issuance costs.  The July 2003 clarification of EITF Abstracts, Topic No. D-42 became effective for the third quarter 2003 and is required to be reflected retroactively by restating the financial statements of prior periods.  As a result, previously reported net income available to common shareholders and FFO available to common shareholders for the year ended December 31, 2002 has been reduced by the $4,009 excess.

(c)   FFO is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT.  We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT.  FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

(d)   Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the year presented, divided by the average monthly number of apartment homes occupied during the year presented.

(e)   Gross operating margin represents (1) total property revenues less property operating and maintenance expenses (as reflected in the table and consolidated statements of operations) as a percentage of (2) total property revenues.

(f)   Total return to Gables shareholders is presented on an annual basis for each year presented.  Such computations assume an investment in our common shares on the first day of the year presented and the reinvestment of dividends through the end of the year presented.

(g)   The NAREIT Equity Residential REIT Total Return Index (the “NAREIT Apartment Index”) is an industry index of 19 equity residential apartment REITs, including us.  Total return is presented on an annual basis for each year presented.  Such computations assume an investment in the index on the first day of the year presented and the reinvestment of dividends through the end of the year presented.

(h)   Includes results attributable to both continuing and discontinued operations.  On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The implementation of SFAS No. 144 requires that the gains and losses from the disposition of specified real estate assets and the related historical operating results be included in discontinued operations in the consolidated statements of operations for all periods presented.  We redeploy capital through the reinvestment of asset disposition proceeds into our business in order to enhance total returns to shareholders.

(i)   Includes our share of results of real estate assets owned by unconsolidated joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a REIT focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets. See Note 11, Segment Reporting, to the accompanying consolidated financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

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

        We believe we are well positioned to continue achieving our objectives because (1) the markets we have selected for investment are projected to continue to experience job growth that exceed national averages, (2) our EPN locations are expected to outperform local market results and (3) national demand for apartments is expected to increase during the next five to ten years as the demographic group referred to as the Echo Boomer generation begins to form new households.

          In the ordinary course of our business, we evaluate the continued ownership of our assets relative to available opportunities to acquire and develop new assets and relative to available equity and debt capital financing.  We sell assets if we determine that such sales are the most attractive sources of capital for redeployment in our business, for repayment of debt, for repurchase of stock and for other uses. We maintain staffing levels sufficient to meet our existing development, construction, acquisition and property operating activities. When market conditions warrant, we adjust staffing levels in an attempt to mitigate a negative impact on our results of operations.

        We have experienced slight declines in rental revenues generated from our same-store portfolio in 2003 as compared to prior years.  This is primarily due to national economic weakness, coupled with low mortgage rates that have resulted in an increase in home purchases by apartment residents.  However, the rate of decline has been diminishing and we expect that operating fundamentals for our business will improve as we move through 2004 as job growth, and the balance between supply and demand, improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  We expect job growth to continue in our markets, but it is uncertain whether, and to what extent, the national economy and related job growth will improve in 2004.

        On a same-store basis, we expect (1) total property revenues in 2004 to be consistent with, or slightly higher than, 2003 levels and (2) property operating and maintenance expenses for 2004 to increase over 2003 levels generally in line with inflation.  We intend to capitalize on our expectations of improving operating fundamentals by increasing our investment activity for both acquisition and development of new communities.  At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

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

Common and Preferred Equity Activity

Secondary Common Share Offerings

        Since our initial public offering in January 1994, we have issued a total of 17,331 common shares in nine offerings, generating $426.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.  The most recent offering, involving the issuance of 2,500 common shares that generated $79.0 million in net proceeds, closed on August 26, 2003.

Preferred Share Offerings

        On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002.  Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares.  The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.  The Series C-1 Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006.  The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends.  Dividends on the Series Z Preferred Shares are cumulative from the issuance date, and the first dividend payment date is June 18, 2008.   Thereafter, the dividends will be paid annually in arrears.  The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with proceeds from our $180 million senior unsecured note issuance on July 8, 2002.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs that we originally incurred and classified as a reduction to shareholders' equity.  Previously reported net income available to common shareholders for the year ended December 31, 2002 has been reduced by the $4.0 million excess in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."  See Note 4 to the accompanying consolidated financial statements.

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

Issuance of Preferred Operating Partnership Units

        On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. On November 17, 2003, the Operating Partnership redeemed each of the 2,000 outstanding Series B Preferred Units at $25.00 per unit plus accrued and unpaid distributions.  The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that the Operating Partnership originally incurred and classified as a reduction to partners' capital.  The $1.3 million excess has been reflected as a reduction to earnings in arriving at net income, in a manner similar to distributions on the preferred units, in accordance with the July 2003 clarification of Topic No. D-42.  See Note 4 to the accompanying consolidated financial statements.

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. As of December 31, 2003, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

        We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  To date, there have been no issuances of securities under this shelf registration statement.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations

        During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes.  The net proceeds from these sales were approximately $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million, or $31.7 million, net of the $6.0 million portion of the gain attributable to the minority interest of common unitholders.

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

        During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta. The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and was used to fund acquisition activities. The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to pay down outstanding borrowings under interim financing vehicles. The gain from the land sale was $0.9 million and the aggregate gain from the sale of previously depreciated operating real estate assets was $34.1 million, all of which was recognized in 2001. In addition, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000 during the year ended December 31, 2001.

        During 2001, we contributed our interest in certain land and development rights (including sitework and building permits, architectural drawings and plans, and other related items) to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") with a value of $23.1 million in return for (1) cash of $18.5 million and (2) an increase to our capital account in GRAP JV Two of $4.6 million. The $2.8 million of gain associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. We recognized $1.2 million and $1.6 million of this gain during the years ended December 31, 2002 and 2001, respectively.

        Historical operating results and gains are included in continuing operations in our consolidated statements of operations.  See Notes 4 and 5 to the accompanying consolidated financial statements for further discussion.

Community Acquisitions

        On December 19, 2003, we acquired an apartment community for renovation located in South Florida, comprising 36 apartment homes for approximately $4.1 million in cash.  This community is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes.

        On July 15, 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $54.6 million in cash, including approximately $1.6 million of closing costs.

        On May 30, 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.

        On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.

        On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for the interest in such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that were replaced in connection with a remediation program to address water infiltration issues affecting the asset.

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

Other Acquisitions

          On May 23, 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated (the “Archstone Management Business”).  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of December 31, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.

         In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  Our total investment of approximately $1.6 million was paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

        On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we registered new notes with the Securities and Exchange Commission, and offered to exchange those new notes for the original notes.  The new notes, also issued in two series, are identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.

        On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of our 8.3% Series A Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

        On February 22, 2001, we issued $150 million of senior unsecured notes which bear interest at a rate of 7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

Debt Refinancing

        In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and reissued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236. Such charges totaling $1,687 were originally reflected net of minority interest of $327 as an extraordinary loss in our consolidated statements of operations in accordance with accounting rules in effect at that time.  In connection with the adoption of SFAS No. 145, we reclassified the charges totaling $1,687 to “unusual items” and the related minority interest of $327 to “minority interest of common unitholders in Operating Partnership” within continuing operations.  The called bonds required monthly principal amortization payments based on a 30-year amortization schedule that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.  See Note 4 to the accompanying consolidated financial statements.

Critical Accounting Policies and Recent Accounting Pronouncements

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the accompanying consolidated financial statements. Notes 4 and 5 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, depreciation and asset impairment evaluation and purchase price allocation for apartment community acquisitions.

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

        Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs. Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2003, 2002 and 2001, we recognized $2.6 million, $2.4 million and $3.1 million, respectively, in development and construction fees under related contracts with gross billings of $38.3 million, $43.9 million and $81.1 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Discontinued Operations

        We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of specified real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We sold five wholly-owned operating real estate assets during 2003 and four wholly-owned operating real estate assets during 2002.  However, we retained management of two of the assets sold during 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations. The operating results for the seven remaining wholly-owned assets sold for which we did not retain management are reflected as discontinued operations in our statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2003 or 2002.

Results of Operations

Comparison of operating results for the year ended December 31, 2003 to the year ended December 31, 2002

        Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the years ended December 31, 2003 and 2002 is summarized as follows:

		Years Ended December 31,
	Number of 2003 Apt. Homes	2003	2002	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2003, but not 2002
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property revenues

	15,790 728 540 2,076 2,199 334 - 21,667	$171,906 7,400 8,406 11,634 18,482 2,375 - $220,203	$175,882 7,461 6,440 3,762 14,680 - 898 $209,123	$(3,976) (61) 1,966 7,872 3,802 2,375 (898) $11,080	-2.3% -0.8% 30.5% 209.3% 25.9% - -100.0% 5.3%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2003, but not 2002
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$62,450 815 3,034 4,845 7,702 822 - $79,668	$61,849 876 2,840 2,170 6,267 - 277 $74,279	$ 601. (61) 194 2,675 1,435. 822. (277) $5,389.	1.0% -7.0% 6.8% 123.3% 22.9% - -100.0% 7.3%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2003, but not 2002
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities  (b)
Sold communities (c)
   Total property net operating income (NOI)

		$109,456 6,585 5,372 6,789 10,780 1,553 - $140,535	$114,033 6,585 3,600 1,592 8,413 - 621 $134,844	$(4,577) -. 1,772. 5,197. 2,367. 1,553. (621) $ 5,691	-4.0% 0.0% 49.2% 326.4% 28.1% -. -100.0% 4.2%
Total property NOI as a percentage of total property revenues		63.8%	64.5%	-	-0.7%
(a)   Communities that were owned and fully stabilized throughout both 2003 and 2002 ("same-store").
(b)   Stabilized communities that were acquired subsequent to January 1, 2003.
(c)   Communities that were sold subsequent to January 1, 2002.
(d)   Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated         statements of operations and excludes certain expenses included in the determination of net income such as                      property management and other indirect operating expenses, interest expense and depreciation and amortization expense.
(e)  Calculated as total property revenues less property operating and maintenance expenses (d).  See Note 11, Segment           Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial                    measure of performance for our apartment communities.  In addition, NOI from this reportable segment is reconciled to the most directly comparable GAAP measure in Note 11.

         Total property revenues increased $11,080, or 5.3%, from $209,123 to $220,203 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 2.3% decrease in same-store performance as a result of national economic weakness and the sale of two apartment communities in the first quarter of 2002.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $5,389, or 7.3%, from $74,279 to $79,668 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 1.0% due to increases in insurance costs and property taxes, partially offset by decreases in utilities and general and administrative expenses.

        Additional information for the 59 same-store apartment communities presented in the preceding table is as follows:

% Change from 2002 to 2003 in
Market	Number of Apartment Homes	% of 2003 NOI	Physical Occupancy in 2003 (a)	Economic Occupancy in 2003 (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	4,377	31.6%	95.0%	93.5%	1.5%	0.5%	1.9%	-0.2%
Houston	3,857	23.3%	94.5%	93.2%	0.6%	-1.7%	1.2%	-3.3%
Atlanta	3,431	18.0%	93.7%	91.1%	2.7%	-5.4%	-0.8%	-7.9%
Austin	1,677	11.9%	92.6%	91.7%	-0.4%	-5.7%	-2.2%	-7.7%
Dallas	1,123	8.4%	95.2%	93.6%	-0.8%	-3.5%	3.4%	-7.1%
Washington, D.C.	82	1.8%	95.1%	94.9%	2.5%	4.6%	-10.6%	10.5%
Other	1,243	5.0%	90.4%	84.0%	-1.1%	-1.0%	5.9%	-6.0%
Totals	15,790	100.0%	94.1%	92.2%	1.0%	-2.3%	1.0%	-4.0%

(a)      Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents  actual rent  revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $1,186, or 16.2%, from $7,309 to $8,495 due primarily to a net increase of approximately 2,700 apartment homes managed for third parties and unconsolidated joint ventures from an average of 23,800 in 2002 to 26,500 in 2003.  This net increase in units managed is due primarily to the May 2003 acquisition of the Archstone Management Business, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services revenues decreased $1,035, or 12.4%, from $8,317 to $7,282 due primarily to a decrease in corporate rental housing revenue of $954 and a decrease in third-party brokerage services revenue of $236 due to volume declines in services rendered.  Such decreases were partially offset by an increase of $155 in development and construction fee revenue due to the recognition of $506 in incentive fees in 2003 resulting from our share of the savings generated under the GRAP JV and the GRAP Two JV construction contracts, partially offset by volume declines in services rendered.

        Interest income decreased $205, or 54.2%, from $378 to $173 due to a decrease in interest-bearing deposits and a decrease in interest rates.

        Other revenues increased $468, or 66.9%, from $700 to $1,168 due primarily to income earned during 2003 related to certain non-routine items.

        Real estate asset depreciation and amortization increased $6,035, or 13.5%, from $44,557 to $50,592 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities and a non-recurring correcting adjustment recorded to depreciation in 2002 of $1.7 million.  Such increases were offset in part by the impact of the sale of two apartment communities in the first quarter of 2002.

        Property management expense for communities owned by us and third-parties increased $2,272, or 17.6%, from $12,897 to $15,169 due to (1) an increase of approximately 2,500 apartment homes under management from an average of 45,000 in 2002 to an average of 47,500 in 2003 due primarily to the May 2003 acquisition of the Archstone Management Business, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales, (2) increased training, marketing, information technology and support costs and (3) inflationary increases in expenses.  These increases were partially offset by software licensing fees incurred in 2002, but not in 2003.

        Ancillary services expense decreased $981, or 18.7%, from $5,236 to $4,255 due primarily to a decrease in development and construction expenses of $764 and a decrease in brokerage expenses of $161.  Such decreases are due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $2,483, or 5.9%, from $42,349 to $44,832.  An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and the Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2003 and 2002 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.  In addition, the 2002 refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares, which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003, and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

        Amortization of deferred financing costs increased $495, or 37.1%, from $1,336 to $1,831 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our unsecured revolving credit facility in February 2003.

        General and administrative expense increased $1,423, or 19.3%, from $7,377 to $8,800 due primarily to increases in professional fees, internal acquisition costs associated with the acquisition of operating apartment communities in 2003, long-term compensation costs, directors’ fees, and insurance costs.  These increases were partially offset by a decrease in abandoned real estate pursuit costs.

        Corporate asset depreciation and amortization increased $324, or 18.8%, from $1,722 to $2,046 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business.

        Equity in income of joint ventures decreased $2,635, or 90.9%, from $2,900 to $265 due primarily to the sales of four apartment communities by the GRAP JV in 2002, resulting in the recognition of a $2,611 gain by us in 2002.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during 2003 and 2002 is as follows:

2003
Stabilized (a)		Development & Lease-up (b)		Sales (c)	Total		Total 2002 Period

Our share of joint venture results:
Rental and other property revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Property net operating income (NOI)
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations (FFO)
Gain on sale of previously depreciated operating real
      estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the year

$ 3,214 (1,409 $ 1,805 ( 631 ( 26 ( 44 $ 1,104 - ( 893 $ 211 6 2,084 92%	) ) ) ) )	$1,661 ( 685 $ 976 ( 282 ( 64 ( 8 $ 622 - ( 578 $ 44 3 891 68%	) ) ) ) )	$ - 9 $ 9 - - 1 $ 10 - - $ 10 - - -	$4,875 ( 2,085 $ 2,790 ( 913 ( 90 ( 51 $ 1,736 - (1,471 $ 265 9 2,975 85%	) ) ) ) )	$5,035 ( 2,184 $2,851 ( 950 ( 70 ( 41 $1,790 2,611 ( 1,501 $2,900 12 3,892 84%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout 2003.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of  2003.
(c) Reflects our share of insurance premium refunds received and recorded in 2003 for communities sold during 2002.  There were no communities sold during 2003.

        Minority interest of preferred unitholders in Operating Partnership decreased $539, or 12.5%, from $4,312 to $3,773 due to the $50 million redemption of the Series B Preferred Units in November 2003.

          Original issuance costs associated with redemption of preferred units of $1,327 in 2003 represents the excess of the fair value of the redemption price of the Series B Preferred Units over the related carrying amount in our balance sheet on the November 17, 2003 redemption date.  See Note 4 to the accompanying consolidated financial statements.

        Income from discontinued operations, net of minority interest, increased $22,138, or 188.4%, from $11,749 to $33,887 due primarily to the $31,698 gain on disposition of discontinued operations, net of minority interest recognized in 2003, partially offset by the $7,919 gain on disposition of discontinued operations, net of minority interest recognized in 2002.

        Dividends to preferred shareholders increased $84, or 1.2%, from $6,819 to $6,903 due to the $40 million issuance of our Series C Preferred Shares in September 2002, which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003, and the $75 million issuance of our Series D Preferred Shares in May 2003.  Such increases were offset in part by the $115 million redemption of our Series A Preferred Shares in August 2002.

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

		Years Ended December 31,
	Number of 2002 Apt. Homes	2002	2001	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2002, but not 2001
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property revenues

	15,040 728 932 1,000 1,791 - - 19,491	$162,367 7,461 15,387 8,453 14,557 - 898 $209,123	$164,688 7,609 9,255 3,749 16,633 - 14,919 $216,853	$ (2,321) (148) 6,132. 4,704 (2,076) -. (14,021) $(7,730)	-1.4% -1.9% 66.3% 125.5% -12.5% -. -94.0% - 3.6%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2002, but not 2001
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$57,757 876 4,878 4,298 6,192 - 278 $74,279	$54,956 886 2,795 1,427 5,737 - 5,666 $71,467	$2,801 (10) 2,083. 2,871 455 -. (5,388) $ 2,812	5.1%. -1.1% 74.5%. 201.2% 7.9% -. -95.1% 3.9%

Property net operating income (NOI) (e):
 Same-store communities (a)
Triple net master lease communities
Communities stabilized during 2002, but not 2001
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property net operating income (NOI)

		$104,610 6,585 10,509 4,155 8,365 - 620 $134,844	$109,732 6,723 6,460 2,322 10,896 - 9,253 $145,386	$(5,122) (138) 4,049. 1,833. (2,531) -. (8,633) $(10,542)	-4.7% -2.1% 62.7% 787878.9% -23.2% -. -93.3% -7.3%
Total property NOI as a percentage of total property revenues		64.5%	67.0%	-	-2.5%

(a)   Communities that were owned and fully stabilized throughout both 2002 and 2001 ("same-store").
(b)   Stabilized communities that were acquired subsequent to January 1, 2002.
(c)   Communities that were sold subsequent to January 1, 2001.
(d)   Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of  net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.
(e)   Calculated as total property revenues less property operating and maintenance expenses (d).  See Note 11, Segment Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  In addition, NOI from this reportable segment is reconciled to the most directly comparable GAAP measure in Note 11.

        Total property revenues decreased $7,730, or 3.6%, from $216,853 to $209,123 due to the sale of one apartment community in the first quarter of 2001, two apartment communities in the fourth quarter of 2001 and two apartment communities in the first quarter of 2002; a 1.4% decrease in same-store performance as a result of national economic weakness; and a decrease in the number of available apartment homes associated with renovation activities at five of our communities. These decreases were partially offset by an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities.

        Property operating and maintenance expense, as reflected in our consolidated statements of operations, increased $2,812, or 3.9%, from $71,467 to $74,279 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as same-store expenses increasing 5.1%. The same-store expense increase is at a rate ahead of inflation due to a significant increase in insurance costs, along with higher turnover and marketing costs associated with national economic conditions. These increases were offset in part by the 2001 and 2002 sales activity.

        Additional information for the 56 same-store apartment communities presented in the preceding table is as follows:

% Change from 2001 to 2002 in .
Market	Number of Apartment Homes	% of 2002 NOI	Physical Occupancy in 2002 (a)	Economic Occupancy in 2002 (a)	Economic Occupancy	Revenues	Expenses	NOI

South Florida	3,845	26.9%	94.6%	92.6%	0.1%	1.4%	7.4%	-1.5%
Houston	3,539	23.0%	94.3%	92.8%	-1.2%	3.5%	4.5%	2.9%
Atlanta	3,613	21.5%	92.3%	88.6%	-2.6%	-6.1%	12.5%	-13.9%
Austin	1,677	13.6%	93.3%	92.1%	0.2%	-5.4%	-2.8%	-6.8%
Dallas	1,123	9.5%	95.9%	94.3%	-0.6%	-1.3%	0.8%	-2.3%
Other	1,243	5.5%	90.7%	85.1%	-3.5%	-4.0%	0.4%	-7.0%
Totals	15,040	100.0%	93.7%	91.3%	-1.1%	-1.4%	5.1%	-4.7%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rent revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

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

        Real estate asset depreciation and amortization increased $289, or 0.7%, from $44,268 to $44,557 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by the impact of the 2001 and 2002 sales activity and a non-recurring correcting adjustment recorded to depreciation in 2002 of $1.7 million.

        Property management expense for owned communities and third-party properties increased $1,760, or 15.8%, from $11,137 to $12,897 due to (1) an increase of approximately 2,900 apartment homes under management from an average of 42,100 in 2001 to an average of 45,000 in 2002, (2) software licensing fees incurred in 2002 but not in 2001, (3) increased information technology and related support costs associated with the January 2002 implementation of our new general ledger and web-based property management system, eGables and (4) inflationary increases in expenses.

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

        Interest expense and credit enhancement fees decreased $536, or 1.2%, from $42,885 to $42,349. An increase in outstanding indebtedness associated with the August 2002 redemption of our Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities was offset by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2002 and 2001 sale activities.  In addition, the 2002 refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

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

        Unusual items of $1,687 in 2002 represents the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness.  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75% resulting in a positive net present value.

        Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that were replaced in connection with a remediation program, (2) $2,200 of severance charges associated with organizational changes adopted in the fourth quarter of 2001, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs as a result of September 2001 events that impacted the U.S. economy.

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

2002 .
Stabilized	(a)	Development & Lease-up	(b)	Sales	(c)	Total		Total 2001

Our share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
    Property net operating income (NOI)
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations (FFO)
Gain on sale of  previously depreciated
    operating real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the year

$2,729 ( 1,181 1,548 ( 611 ( 17 ( 25 895 - ( 733 $ 162 5 1,898 92	) ) ) ) ) %	$ 1,071 ( 467 604 ( 184 ( 34 ( 8 378 - ( 408 $ ( 30 3 780 47	) ) ) ) ) ) %	$1,235 ( 536 699 ( 155 ( 19 ( 8 517 2,611 ( 360 $2,768 4 1,214 94	) ) ) ) ) %	$5,035 ( 2,184 2,851 ( 950 ( 70 ( 41 1,790 2,611 ( 1,501 $2,900 12 3,892 84	) ) ) ) ) %	$6,312 ( 2,602 3,710 ( 1,708 ( 72 20 1,950 - ( 1,708 $ 242 15 4,758 76	) ) ) ) %

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

        Income from discontinued operations, net of minority interest, increased $6,670, or 131.3%, from $5,079 to $11,749 due primarily to the $7,919 gain on disposition of discontinued operations, net of minority interest, recognized in 2002.

        Dividends to preferred shareholders decreased $2,952, or 30.2%, from $9,771 to $6,819 due to the $115 million redemption of our Series A Preferred Shares in August 2002, offset in part by the $40 million issuance of our Series C Preferred Shares in September 2002.

        Original issuance costs associated with redemption of preferred shares of $4,009 in 2002 represents the excess of  the fair value of the redemption price of the Series A Preferred Shares over the related carrying amount in our balance sheet on the August 9, 2002 redemption date.  See Note 4 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

        Net cash provided by operating activities from continuing operations decreased from $96,862 for the year ended December 31, 2002 to $85,809 for the year ended December 31, 2003 due to a change in other liabilities between periods of $12,767 and a change in other assets between periods of $744.  Such decreases were offset in part by an increase of $1,067 in income from continuing operations (a) before specified non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, original issuance costs associated with redemption of preferred units, gain on sale of real estate assets, long-term compensation expense and unusual items and (b) after operating distributions received from joint ventures and a change in restricted cash between periods of $1,391. Net cash provided by operating activities from discontinued operations decreased from $8,098 to $4,595 due to the disposition of discontinued operations in 2002 and 2003.

        We used $17,361 of net cash in investing activities for the year ended December 31, 2002 compared to $155,384 for the year ended December 31, 2003. During the year ended December 31, 2003, we expended (1) $242,015 related to acquisition, development, construction and renovation expenditures, (2) $10,498 related to recurring value retention capital expenditures for operating apartment communities, (3) $9,449 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, (4) $1,401 related to our investment in joint ventures and (5) $4,968 related to other investments. During the year ended December 31, 2003, we received cash of  $112,059 in connection with the disposition of discontinued operations and $888 from the refinance of joint venture real estate assets. During the year ended December 31, 2002, we expended (1) $91,281 related to acquisition, development, construction and renovation expenditures, (2) $13,077 related to recurring value retention capital expenditures for operating apartment communities, (3) $11,910 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, (4) $1,093 related to our investment in joint ventures and (5) $1,059 related to other investments. During the year ended December 31, 2002, we received cash of (1) $46,803 in connection with the sale of wholly-owned real estate assets, (2) $43,227 in connection with the disposition of discontinued operations, (3) $10,680 in connection with our share of the net proceeds from the sale of joint venture real estate assets and (4) $349 of sale proceeds released from escrow to fund development activities.

        We had $85,549 of net cash used in financing activities for the year ended December 31, 2002 compared to $64,614 of net cash provided by financing activities for the year ended December 31, 2003. During the year ended December 31, 2003, we received net proceeds of (1) $78,985 from the issuance of 2,500 common shares, (2) $72,419 from the issuance of our Series D Preferred Shares, (3) $44,526 from net borrowings and (4) $7,423 from the exercise of share options.  We expended (1) $86,473 in common and preferred dividends and distributions, (2) $50,000 in connection with the redemption of the Series B Preferred Units, (3) $1,642 in deferred financing costs , (4) $524 of principal escrow payments deposited into escrow and (5) $100 in connection with the exchange of the Series C Preferred Shares.  During the year ended December 31, 2002, we expended (1) $115,000 in connection with the redemption of the Series A Preferred Shares, (2) $84,261 in common and preferred dividends and distributions, (3) $13,977 in connection with treasury share repurchases and common unit redemptions, (4) $2,935 in deferred financing costs and (5) $1,451 for a prepayment penalty incurred in connection with our tax-exempt debt refinancing. During the year ended December 31, 2002, we received net proceeds of (1) $81,343 from net borrowings, (2) $39,750 from the issuance of the Series C Preferred Shares, (3) $7,602 from the exercise of share options and (4) $3,380 from principal payments released from escrow, net.

        We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our ordinary taxable income at the REIT level to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. We utilize Gables Residential Services, a taxable REIT subsidiary, to provide management and other services to third parties that we, as a REIT, may be prohibited from providing. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

Contractual Obligations

A summary of our contractual obligations at December 31, 2003 is as follows:

	Payments Due by Year

	2004	2005	2006	2007	2008	2009 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 1,633	$ 1,735	$ 1,653	$ 1,775	$ 1,396	$ 12,849	$ 21,041
Balloon principal payments due at maturity (a)	58,190	276,985	233,092	206,398	90,200	117,194	982,059
Total notes payable	59,823	278,720	234,745	208,173	91,596	130,043	1,003,100

Operating leases (b)	2,222	2,298	2,258	2,060	1,707	34,618	45,163

Deferred purchase price of the Archstone Management Business (c)	2,167	-	-	-	-	-	2,167

Manditorily redeemable Series Z Preferred Shares (d)	-	-	-	-	2,250	4,500	6,750

Total	$64,212	$281,018	$237,003	$210,233	$95,553	$169,161	$1,057,180

(a)  Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.
(b)  Includes two ground leases relating to apartment communities owned and operated by us.
(c)  Amount represents the maximum amount contingently payable in accordance with the purchase agreement.
(d)  Includes cumulative dividends of $2,250 from the June 1998 issuance date that are payable in June 2008.  Dividends from June 2008 to the June 2018 mandatory redemption date are payable annually and thus are excluded from the preceding table.

        We have various standing or renewable service contracts with vendors related to the operation of our communities.  These contracts have terms generally equal to one year or less and provide for cancellation with insignificant or no penalties.

        In addition to these contractual obligations, we currently have six communities under development that are expected to comprise 1,930 apartment homes upon completion and an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion. The estimated costs to complete the development of these assets total $100 million at December 31, 2003, including $1 million of costs that we are obligated to fund for the co-investment development community and $5 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community. These costs are expected to be initially funded by $19 million in construction loan proceeds and $81 million in borrowings under our credit facilities described below.
        At December 31, 2003, we owned two parcels of land on which we intend to develop two apartment communities that we currently expect will comprise 453 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten apartment communities that we currently expect would comprise an estimated 2,514 apartment homes.  In January 2004, we exercised one of such acquisition rights and acquired a parcel of land for the future development of a community in South Florida that we currently expect will comprise an estimated 261 apartment homes.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

       Additional information regarding our development activity is included in “Item 2. Properties.”

Funding of Short-term and Long-term Liquidity Requirements

        Our common and preferred dividends historically have been paid from cash provided by recurring real estate activities. We anticipate that such dividends will continue to be paid from cash provided by recurring real estate activities that include both operating activities and asset disposition activities when evaluated over a twelve-month period. This twelve-month evaluation period is relevant due to the timing of  disposition activities and the payment of particular expense items that are accrued monthly but are paid on a less frequent basis, such as real estate taxes and interest on our senior unsecured notes.

        We have met and expect to continue to meet our short-term liquidity requirements through net cash provided by recurring real estate activities. Our net cash from recurring real estate activities has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements. Recurring value retention capital expenditures and non-recurring and/or value-enhancing capital expenditures, in addition to regularly scheduled principal amortization payments, are also expected to be funded from recurring real estate activities that include both operating and asset disposition activities. We anticipate that acquisition, construction, development and renovation activities as well as land purchases, will be initially funded primarily through borrowings under our credit facilities and construction loans described below.

        We expect to meet our long-term liquidity requirements, including the balloon principal payments due at maturity of our notes payable and possible land and property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities,  private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

$300 Million Credit Facility

        We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005.  This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively.  Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%.  Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios.  There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.  At December 31, 2003, we had outstanding under the facility (1) $101 million in borrowings outstanding under the competitive bid option at an average interest rate of 1.62% and (2) $48 million of letters of credit, including $46 million of letters of credit enhancing four tax-exempt variable rate notes payable totaling $45 million.  Thus, we had $151 million of availability under the facility at December 31, 2003.  We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date; however, there can no assurance that such renewal and/or renegotiation will occur.

$75 Million Borrowing Facility

        We have a $75 million unsecured borrowing facility with a bank that has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $12.6 million in borrowings outstanding under this facility at December 31, 2003 at an interest rate of 1.60%.

$10 Million Credit Facility

        We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005.  Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility.  We had $1.6 million in borrowings outstanding under this facility at December 31, 2003 at an interest rate of 2.02%.

Secured Construction Loans

        We have committed fundings under eight construction-related financing vehicles for four wholly-owned development communities totaling $78.1 million from a bank. At December 31, 2003, we had drawn $29.9 million under these variable-rate financing vehicles and therefore have $48.2 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.10% at December 31, 2003.

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

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage are: (1) our total debt may not exceed 57.5% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may be not less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 175% of our total unsecured debt; (6) our tangible net worth may not be less than $742.8 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of December 31, 2003.  The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

        Our tax-exempt bonds contain customary covenants for this type of financing which require a specified percentage of the apartments in the bond-financed communities to be rented to individuals based upon income levels specified by U.S. government programs.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $160.3 million at December 31, 2003.  We have a $7.2 million maximum limited payment guaranty on two joint venture construction loans with committed fundings aggregating $21.8 million.  At December 31, 2003, there is $16.4 million of principal outstanding under these loans and the portion of this that is recourse to us is $6.1 million.  We do not believe that we will have any funding obligations under this limited payment guaranty.  The remaining $143.9 million of joint venture indebtedness is not recourse to us.  See Note 6 to the accompanying consolidated financial statements for further information regarding our unconsolidated joint ventures.

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

Supplemental Discussion - Funds From Operations

        Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity real estate investment trust (“REIT”).  We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

        In May 2002, we expensed  $1,687 of early debt extinguishment costs.  Under accounting rules in effect at that time, these costs were classified as an extraordinary item and, as such, did not reduce FFO.  In April 2002, SFAS No. 145 was issued.  We adopted this standard on its January 1, 2003 effective date and, pursuant to the new rules, reclassified the $1,687 of early debt extinguishment costs from extraordinary items to unusual items.  In the computation of FFO pursuant to the NAREIT definition outlined above, net income is adjusted for extraordinary items but is not adjusted for unusual items.  As such, previously reported FFO for the year ended December 31, 2002 has been reduced by $1,687.  The adoption of this standard had no impact on previously reported net income.

        In August 2002, we redeemed all 4,600 of our outstanding 8.3% Series A Preferred Shares for $115,000 plus accrued and unpaid dividends.  In connection with the issuance of the Series A Preferred Shares in July 1997, we incurred $4,009 in issuance costs and recorded such costs as a reduction of shareholders’ equity.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4,009 of issuance costs.  The July 2003 clarification of EITF Abstracts, Topic No. D-42 became effective for the third quarter 2003 and is required to be reflected retroactively by restating the financial statements of prior periods.  As a result, previously reported net income available to common shareholders and FFO available to common shareholders for the year ended December 31, 2002 has been reduced by the $4,009 excess.

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

	Years Ended December 31,
	2003		2002		2001
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$ 49,062 3,215 6,475 9,690		$ 45,661 8,241 2,836 11,077		$ 55,074 12,936 1,313 14,249

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	50,592 1,926 1,471 53,989		44,557 3,342 1,501 49,400		44,268 3,337 1,708 49,313

Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
       Total

	- (37,693 - (37,693	) )	(17,906 ( 9,829 ( 2,611 (30,346	) ) ) )	( 34,110 - - ( 34,110	) )
Funds from operations available to common shareholders - basic and diluted	$ 75,048		$ 75,792		$ 84,526
Average common shares and units outstanding - basic	31,346		30,571		30,153
Average common shares and units outstanding - diluted	31,452		30,684		30,314

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our capital structure includes the use of fixed-rate and variable-rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. We did not have any derivative instruments in place at December 31, 2003 or 2002.

        We typically refinance maturing debt instruments at the then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The table presents principal cash flows and related weighted average interest rates in effect at December 31, 2003 by expected maturity dates. Outstanding indebtedness for each tax-exempt bond issue is reflected in the table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable. The weighted average interest rates presented in this table are inclusive of credit enhancement fees. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

Expected Year of Maturity
	2004	2005	2006	2007	2008	2009 and Thereafter	2003 Total	2003 Fair Value	2002 Total
Debt:
Conventional fixed rate Average interest rate	$ 1,418 7.22%	$108,280 6.80%	$178,908 7.28%	$207,913 6.13%	$ 1,116 6.74%	$120,548 7.34%	$ 618,183 6.82%	$ 658,479 4.44%	$638,502 6.83%
Tax-exempt fixed rate Average interest rate	$58,405 4.91%	$ 230 7.63%	$ 245 7.63%	$ 260 7.63%	$ 280 7.63%	$ 9,495 7.63%	$ 68,915 5.33%	$ 70,766 2.86%	$ 69,120 5.33%
Total fixed-rate debt Average interest rate	$59,823 4.97%	$108,510 6.80%	$179,153 7.28%	$208,173 6.13%	$ 1,396 6.92%	$130,043 7.36%	$ 687,098 6.67%	$ 729,245 4.28%	$707,622 6.68%
Tax-exempt variable rate Average interest rate	$ - -	$ 55,015 2.11%	$ 25,740 2.20%	$ - -	$90,200 2.14%	$ - -	$ 170,955 2.14%	$ 170,955 2.14%	$170,955 2.41%
Variable-rate credit facilities Average interest rate	$ - -	$115,195 1.63%	$ - -	$ - -	$ - -	$ - -	$ 115,195 1.63%	$ 115,195 1.63%	$ 75,608 1.89%
Variable-rate construction loans Average interest rate	$ - -	$ - -	$ 29,852 3.10%	$ - -	$ - -	$ - -	$ 29,852 3.10%	$ 29,852 3.10%	$ 4,389 3.25%
Total variable-rate debt Average interest rate	$ - -	$170,210 1.78%	$ 55,592 2.68%	$ - -	$90,200 2.14%	$ - -	$ 316,002 2.04%	$ 316,002 2.04%	$250,952 2.26%
Total debt Average interest rate	$59,823 4.97%	$278,720 3.74%	$234,745 6.19%	$208,173 6.13%	$91,596 2.21%	$130,043 7.36%	$1,003,100 5.21%	$1,045,247 3.61%	$958,574 5.53%

        The estimated fair value of our debt at December 31, 2003 is based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As discussed more fully in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant's Shareholders, during 2002 we dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP to be our independent public auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

        We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        There was no change in internal control over financial reporting that occurred in the fourth quarter of 2003 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to the 2004 Annual Meeting of the Registrant’s Shareholders and is incorporated herein by reference.

 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Report of Independent Public Auditors
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2003

51 52 53 54 55 56 77

(b)   Reports on Form 8-K

(i)  A Form 8-K was furnished to the Securities and Exchange Commission on November 5, 2003 to disclose our third quarter 2003 earnings press release and press release supplements dated November 4, 2003.

(ii)  A Form 8-K was filed with the Securities and Exchange Commission on October 17, 2003 in connection with the Operating Partnership's November 2003 redemption of the Series B Preferred Units.

(c)    Exhibits

Some of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant (File No. 1-12590), referred to herein as Gables, or the Operating Partnership (File No. 0-22683) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.	Description

3.1
3.1
3.1

3.1

3.1

3.1

3.1

3.1

3.1
4.1
4.2

4.3
4.4

4.5
4.6

4.7
4.8

4.9
4.10

4.11
4.12
4.13
4.14

4.15

10.1
10.2
10.3
10.4

10.5

10.6

10.7

10.8

10.9

10.10
10.11
10.12
10.13

10.14
10.15
10.16
10.17
10.18
10.19

10.20

10.21

10.22

10.23

10.24

10.25
10.26

10.27
21.1
23.1
31.1
31.2
32.1

(i)(a) (i)(b) (i)(c) (i)(d) (i)(e) (i)(f) (i)(g) (i)(h) (ii) * * * * * * * **

---
---
---

---

---

---

---

---

---
---
---

---
---

---
---

---
---

---
---

---
---
---
---

---

---
---
---
---

---

---

---

---

---

---
---
---
---

---
---
---
---
---
---

---

---

---

---

---

---
---

---
---
---
---
---
---

Gables' Amended and Restated Declaration of Trust (1)
Articles of Amendment to Gables' Amended and Restated Declaration of Trust (2)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (3)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (2)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (4)
Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.875% Series C Cumulative Redeemable Preferred Shares (5)
Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.50% Series D Cumulative Redeemable Preferred Shares (6)
Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.875% Series C-1 Cumulative Redeemable Preferred Shares (7)
Gables' Second Amended and Restated Bylaws, as amended (8)
Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (9)
Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (9)
The Operating Partnership 6.80% Senior Notes due 2005 (9)
Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank (10)
The Operating Partnership 7.25% Senior Notes due 2006 (10)
Supplemental Indenture No. 5, dated July 8, 2002, between the Operating Partnership and Wachovia Bank, National Association (11)
The Operating Partnership 5.75% Senior Notes due 2007 (11)
Supplemental Indenture No. 6, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
The Operating Partnership 5.86% Senior Notes due 2009 (5)
Supplemental Indenture No. 7, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
The Operating Partnership 6.10% Senior Notes due 2010 (5)
The Operating Partnership 5.86% Registered Senior Notes due 2009 (12)
The Operating Partnership 6.10% Registered Senior Notes due 2010 (12)
Registration Rights Agreement, dated September 27, 2002, between Gables and Teachers Insurance and Annuity Association of America (5)
Registration Rights Agreement, dated September 27, 2002, between the Operating Partnership and Teachers Insurance and Annuity Association of America (5)
Seventh Amended and Restated Agreement of Limited Partnership of Operating Partnership (13)
Fourth Amended and Restated 1994 Share Option and Incentive Plan (14)
Amendment No. 1 to the Fourth Amended and Restated 1994 Share Option and Incentive Plan
Form of Employment Agreement as signed by Gables and each of Chris D. Wheeler (Chairman of the Board of Trustees, President and Chief Executive Officer; base salary of $365,581), Marvin R. Banks, Jr. (Senior Vice President and Chief Financial Officer; base salary of $253,094) and
Michael M. Hefley (Senior Vice President and Chief Operating Officer; base salary of $253,094) (14)
Form of Amendment to Employment Agreement as signed by Gables and each of Chris D. Wheeler,   Marvin R. Banks, Jr. and Michael M. Hefley  (15)
Employment Agreement as signed by Gables and David D. Fitch (Senior Vice President and Chief
Investment Officer) (5)
Form of 2002 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (12,600 shares), Marvin R. Banks, Jr. (8,400 shares), Michael M. Hefley (8,400 shares), Gregory W. Iglehart (830 shares) and Dawn H. Severt (5,040 shares) (16)
Form of 2003 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (7,560 shares), Marvin R. Banks, Jr. (5,040 shares), Michael M. Hefley (5,040 shares), Douglas G. Chesnut (1,680 shares), Gregory W. Iglehart (839 shares) and Dawn H. Severt (3,024 shares) (17)
Form of 2004 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (18,000 shares), Marvin R. Banks, Jr. (12,000 shares), Michael M. Hefley (12,000 shares), David D. Fitch (12,000 shares), Douglas G. Chesnut (4,000 shares) and Dawn H. Severt (7,200 shares)
Restricted Share Award Agreement between Gables and Gregory W. Iglehart (5)
2003 Restricted Share Award Agreement between Gables and David D. Fitch (17)
Senior Executive Severance Agreement between Gables and Chris D. Wheeler (18)
Form of Senior Executive Severance Agreement as signed by Gables and each of Marvin R. Banks, Jr., David D. Fitch and Michael M. Hefley (18)
Senior Executive Severance Agreement between Gables and Dawn H. Severt (18)
Senior Executive Severance Agreement between Gables and Douglas G. Chesnut (15)
Separation Agreement between Gables and Catherine K. Cabell dated January 18, 2002 (15)
Separation Agreement between Gables and C. Jordan Clark dated February 25, 2002 (15)
Separation Agreement between Gables and Stephen G. Sweet, dated May 3, 2002 (19)
Form of Indemnification Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr., David D. Fitch, Michael M. Hefley, Dawn H. Severt, Marcus E. Bromley, Lauralee E. Martin, John W. McIntyre, Mike E. Miles, and James D. Motta (20)
Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (21)
Securities Purchase Agreement dated September 27, 2002 between Gables, Gables GP, Inc., the Operating Partnership and Teachers Insurance and Annuity Association of America (5)
Third Amended and Restated $225,000,000 Revolving Credit Facility dated May 14, 2001, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (22)
Fourth Amended and Restated $225,000,000 Revolving Credit Facility dated June 27, 2002, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., Wachovia Securities, Inc., JPMorgan Chase Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A., and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (19)
Fifth Amended and Restated Revolving Credit Facility dated February 20, 2003 (increased to a committed capacity level of $300,000,000 from $252,000,000 in December 2003 pursuant to Section 2.15 of the agreement with the commitments of $34,000,000 from Bank One, NA, $10,000,000 from Southwest Bank of Texas and an additional $4,000,000 from SouthTrust Bank) by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Securities, Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, PNC Bank, National Association, AmSouth Bank, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, National Association (as agent) (17)
First Amendment to Fifth Amended and Restated Revolving Credit Facility dated December 12, 2003
Contribution Agreement with an effective date of March 16, 1998 between Gables, the Operating Partnership and specified representatives of Trammell Crow Residential executed in connection with Gables' April 1, 1998 acquisition of the real estate assets and operations of South Florida (23)
Amendment No. 1 to Contribution Agreement dated April 1, 1998 (24)
Schedule of Gables' Subsidiaries
Consent of Deloitte & Touche LLP
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
*   Filed herewith
** Furnished herewith

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (15) (16) (17) (18) (19) (20) (21) (22) (23) (24)

Gables’ Registration Statement on Form S-11, as amended (File No. 33-70570).
Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
Gables’ Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
Gables’ Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12590).
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
The Operating Partnership’s Registration Statement on Form S-4 dated April 14, 2003 (File No. 333-104534).
The Operating Partnership’s Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104534).
Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12590).
Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-12590).
Gables’ Registration Statement on Form S-8 (File No. 333-83916).
Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12590).
Gables’ Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
Gables’ Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

        The Registrant's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003 (the end of the fiscal year covered by this Annual Report on Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES RESIDENTIAL TRUST

By	/s/ Chris D. Wheeler Chris D. Wheeler Chairman of the Board of Trustees, President and Chief Executive Officer

March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

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
(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Trustee

Trustee

Trustee

Trustee

Trustee

March 11, 2004 March 11, 2004 March 11, 2004 March 11, 2004 March 11, 2004 March 11, 2004 March 11, 2004 March 11, 2004

REPORT OF INDEPENDENT PUBLIC AUDITORS

To Gables Residential Trust:

        We have audited the accompanying consolidated balance sheets of Gables Residential Trust and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003.   Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 15. These financial statements and the financial statement schedule are the responsibility of the management of Gables Residential Trust. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Gables Residential Trust and subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Notes 4 and 5 to the consolidated financial statements, in 2002 Gables Residential Trust changed its method of accounting for discontinued operations to conform to the provisions of SFAS No. 144.  As discussed in Notes 4 and 15 to the consolidated financial statements, in 2003 Gables Residential Trust changed its method of accounting for early extinguishment of debt to conform to the provisions of SFAS No. 145.  Also, as discussed in Notes 2 and 4 to the consolidated financial statements, in 2003 Gables Residential Trust changed its method of accounting for the redemption of preferred shares to conform to the provisions of Emerging Issues Task Force Abstracts, Topic No. D-42.

 /s/ Deloitte & Touche LLP

Atlanta, Georgia

March 11, 2004

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
	December 31,
	2003 ..	2002.
ASSETS:
Real estate assets:
Land	$ 283,015	$ 250,095
Buildings	1,368,009	1,259,399
Furniture, fixtures and equipment	140,077	130,547
Construction in progress	146,041	129,159
Investment in joint ventures	11,456	12,256
Undeveloped land	15,822	12,951
Real estate assets before accumulated depreciation	1,964,420	1,794,407
Less: accumulated depreciation	(297,464)	(266,139)
Net real estate assets	1,666,956	1,528,268

Cash and cash equivalents	5,915	6,281
Restricted cash	6,116	7,632
Deferred financing costs, net of accumulated amortization of $6,793 and
$4,903 at December 31, 2003 and 2002, respectively	5,029	5,555
Other assets, net	41,060	36,198
Total assets	$ 1,725,076	$ 1,583,934

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable	$ 1,003,100	$ 958,574
Accrued interest payable	13,751	14,081
Preferred dividends payable	374	1,834
Real estate taxes payable	15,792	16,172
Accounts payable and accrued expenses – construction	12,549	7,275
Accounts payable and accrued expenses – operating	16,466	18,814
Security deposits	4,048	4,133
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding, including accrued and unpaid dividends	5,746	-
Total liabilities	1,071,826	1,020,883

Minority interest of common unitholders in Operating Partnership	70,711	89,882
Minority interest of Series B preferred unitholders in Operating Partnership	-	50,192
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding	-	4,500

Commitments and contingencies

Shareholders' equity:
Excess shares, $0.01 par value, 51,000 shares authorized	-	-
Preferred shares, $0.01 par value, 20,000 shares authorized,
Series C Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding at December 31, 2002	-	40,000
Series C-1 Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding at December 31, 2003	40,000	-
Series D Preferred Shares, at $25.00 liquidation preference,
3,000 shares issued and outstanding at December 31, 2003	75,000	-
Series Z Preferred Shares and Series B Preferred Units,
exchangeable into Series B Preferred Shares, reported above	-	-
Common shares, $0.01 par value, 100,000 shares authorized,
33,120 and 28,856 shares issued at December 31, 2003 and
2002, respectively	331	289
Additional paid-in capital	573,636	485,694
Treasury shares at cost, 4,340 and 4,385 common shares at
December 31, 2003 and 2002, respectively	(105,171)	(106,190)
Deferred long-term compensation	(1,257)	(1,316)
Accumulated earnings	-	-
Total shareholders' equity	582,539	418,477
Total liabilities and shareholders' equity	$ 1,725,076	$ 1,583,934

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in Thousands, Except Per Share Data)
	Years ended December 31,
	2003	2002	2001
Revenues:
Rental revenues	$208,394	$ 198,005	$205,455
Other property revenues	11,809	11,118	11,398
Total property revenues	220,203	209,123	216,853

Property management revenues	8,495	7,309	6,317
Ancillary services revenues	7,282	8,317	8,433
Interest income	173	378	747
Other revenues	1,168	700	569
Total other revenues	17,118	16,704	16,066

Total revenues	237,321	225,827	232,919

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	79,668	74,279	71,467
Real estate asset depreciation and amortization	50,592	44,557	44,268
Property management (owned and third party)	15,169	12,897	11,137
Ancillary services	4,255	5,236	5,806
Interest expense and credit enhancement fees	44,832	42,349	42,885
Amortization of deferred financing costs	1,831	1,336	1,038
General and administrative	8,800	7,377	7,209
Corporate asset depreciation and amortization	2,046	1,722	820
Unusual items	-	1,687	8,847
Total expenses	207,193	191,440	193,477

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	30,128	34,387	39,442

Equity in income of joint ventures	265	2,900	242
Gain on sale of previously depreciated operating real estate assets	-	17,906	34,110
Gain on sale of land and development rights	-	2,100	3,220
Minority interest of common unitholders in Operating Partnership	(3,215)	(8,241)	(12,936)
Minority interest of preferred unitholders in Operating Partnership	(3,773)	(4,312)	(4,312)
Original issuance costs associated with redemption of preferred units	(1,327)	-	-

Income from continuing operations	22,078	44,740	59,766

Operating income from discontinued operations, net of minority interest	2,189	3,830	5,079
Gain on disposition of discontinued operations, net of minority interest	31,698	7,919	-
Income from discontinued operations, net of minority interest	33,887	11,749	5,079

Net income	55,965	56,489	64,845

Dividends to preferred shareholders	(6,903)	(6,819)	(9,771)
Original issuance costs associated with redemption of preferred shares	-	(4,009)	-

Net income available to common shareholders	$49,062	$45,661	$55,074

Weighted average number of common shares outstanding – basic	25,920	24,618	23,890
Weighted average number of common shares outstanding – diluted	31,452	30,684	30,314

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares)	$0.59	$1.38	$2.09
Income from discontinued operations, net of minority interest	$1.31	$0.48	$0.21
Net income available to common shareholders	$1.89	$1.85	$2.30

Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares)	$0.58	$1.37	$2.08
Income from discontinued operations	$1.28	$0.48	$0.21
Net income available to common shareholders	$1.87	$1.85	$2.29

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
(Amounts in Thousands, Except Per Share Data)

	Preferred Shares at Liquidation Preference	Common Shares.	Additional Paid-in Capital		Treasury Shares at Cost	Deferred Long-Term Compensation	Accumulated Earnings	Total
Balance, December 31, 2000	$115,000	$ 271	$455,202		$(95,283)	$ (1,456)	$ 5,670	$479,404

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
Issuance of Series C Preferred Shares
Proceeds from the exercise of share options
Issuance of shares for trustee compensation
Issuance of share grants, net of forfeitures
Deferred long-term compensation, net
Adjustment for minority interest of
   unitholders in Operating Partnership
Net income available to common shareholders
Dividends declared and paid ($2.41 per share)

	- (115,000 40,000 - - - - - - -)	- - - 3 - - - 3 - -	- 4,009 ( 250 7,599 114 1,191 - 3,449 - ( 9,149	) )	( 13,625 - - - - 1,579 - - - -)	- - - - - - 312 - - -	- - - - - - - - 45,661 (50,251)	( 13,625 ( 110,991 39,750 7,602 114 2,770 312 3,452 45,661 ( 59,400	) ) )
Balance, December 31, 2002	40,000	289	485,694		(106,190)	(1,316)	-	418,477

Proceeds of common share offering, net of $3,040
    underwriting discount and issuance costs
Issuance of Series D Preferred Shares
Exchange of Series C Preferred Shares
Proceeds from the exercise of share options
Issuance of shares for trustee compensation
Issuance of share grants, net of forfeitures
Deferred long-term compensation, net
Adjustment for minority interest of
   unitholders in Operating Partnership
Net income available to common shareholders
Dividends declared and paid ($2.41 per share)

	- 75,000 - - - - - - - -	25 - - 2 - - - 15 - -	78,960 (2,581 (100 7,421 78 399 - 17,093 - (13,328	) ) )	- - - - - 1,019 - - - -	- - - - - - 59 - - -	- - - - - - - - 49,062 (49,062)	78,985 72,419 (100 7,423 78 1,418 59 17,108 49,062 (62,390	) )
Balance, December 31, 2003	$115,000	$331	$573,636		$(105,171)	$(1,257)	$ -	$582,539
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in Thousands, Except Per Share Data)
Years Ended December 31, 2003 2002 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
     by operating activities of continuing operations:
     Income from discontinued operations, net of minority interest
     Depreciation and amortization
     Equity in income of joint ventures
     Minority interest of unitholders in Operating Partnership
     Original issuance costs associated with redemption of preferred units
     Gain on sale of real estate assets
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

	$55,965 ( 33,887 54,469 ( 265 6,988 1,327 - 1,655 - 1,479 2,040 ( 865 (3,097 85,809 4,595 90,404	) ) ) )	$56,489 ( 11,749 47,615 ( 2,900 12,553 - (20,006 1,230 1,687 1,745 649 ( 121 9,670 96,862 8,098 104,960	) ) ) )	$64,845 ( 5,079 46,126 ( 242 17,248 - ( 37,330 1,331 8,627 1,703 ( 1,292 ( 10,707 5,592 90,822 9,729 100,551	) ) ) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets
Recurring value retention capital expenditures
Non-recurring and/or value-enhancing capital expenditures
Restricted cash held in escrow, net
Net proceeds from sale of wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Investment in joint ventures
Net proceeds from refinance or sale of joint venture real estate assets
Proceeds from contribution of real estate assets to joint venture
Other
          Net cash used in investing activities

	(242,015 ( 10,498 ( 9,449 - - 112,059 (1,401 888 - ( 4,968 (155,384	) ) ) ) ) )	( 91,281 ( 13,077 ( 11,910 349 46,803 43,227 ( 1,093 10,680 - ( 1,059 (17,361	) ) ) ) ) )	( 215,552 ( 11,797 ( 10,916 7,909 93,634 - ( 4,248 - 18,519 ( 954 (123,405	) ) ) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from common share offering
Net proceeds from issuance and/or exchange of preferred shares
Redemption of preferred units and/or shares
Proceeds from the exercise of share options
Treasury share purchases and Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Prepayment penalty
Principal escrow payments (deposited into) released from escrow, net
Preferred dividends paid
Preferred distributions paid
Common dividends paid ($2.41, $2.41 and $2.34 per share, respectively)
Common distributions paid ($2.41, $2.41 and $2.34 per share, respectively)
       Net cash  provided by (used in) financing activities

	78,985 72,319 (50,000 7,423 - (1,642 311,671 ( 267,145 - (524 ( 7,230 ( 3,773 (62,390 (13,080 64,614	) ) ) ) ) ) ) )	- 39,750 (115,000 7,602 ( 13,977 (2,935 224,562 ( 143,219 ( 1,451 3,380 ( 6,205 ( 4,312 ( 59,400 ( 14,344 ( 85,549	) ) ) ) ) ) ) ) ) )	- - - 15,144 - (1,906 338,707 (243,791 - ( 728 ( 9,546 ( 4,312 ( 56,154 ( 14,581 22,833	) ) ) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$ (366 6,281 $ 5,915)		$ 2,050 4,231 $ 6,281		$ (21 4,252 $4,231)
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized See notes to consolidated financial statements.	$52,687 8,416 $44,271		$45,787 8,875 $36,912		$48,421 8,844 $39,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data

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

        We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary that is the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At December 31, 2003, we were an 86.9% economic owner of the common equity of the Operating Partnership.  Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

        Our limited partnership and indirect general partnership interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our ownership interest therein and entitle us to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain real estate assets to the Operating Partnership primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida (“South Florida”).  A unit of limited partnership interest in the Operating Partnership is referred to herein as a “unit.” The Operating Partnership is obligated to redeem each common unit held by a person other than us at the request of the holder for an amount equal to the fair market value of one of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each common unit presented for redemption for one common share or cash. With each redemption, our percentage ownership interest in the Operating Partnership will increase. In addition, whenever we issue common shares or preferred shares, we are obligated to contribute any net proceeds to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, with substantially identical rights as the common or preferred shares, as applicable, to us.

        As of December 31, 2003, we managed a total of 182 multifamily apartment communities owned by us and our third-party clients comprising 51,310 apartment homes.  As of December 31, 2003, we owned 76 stabilized multifamily apartment communities comprising 20,209 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,215 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at December 31, 2003 that are expected to comprise 2,220 apartment homes upon completion and an indirect 20% interest in two apartment communities under development or in lease-up at December 31, 2003 that are expected to comprise 373 apartment homes upon completion.  In addition, as of December 31, 2003, we owned two parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 453 apartment homes. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,514 apartment homes. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

        Since the IPO, we have issued a total of 17,331 common shares in nine offerings, generating $426.8 million in net proceeds which were generally used (1) to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.  The most recent offering, involving the issuance of 2,500 common shares that generated $79.0 million in net proceeds, closed on August 26, 2003.

Preferred Share Offerings

        On May 8, 2003, we issued 3,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002.  Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares.  The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.  The Series C-1 Preferred Shares may be redeemed at our option at $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006.  The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends.  Dividends on the Series Z Preferred Shares are cumulative from the issuance date and the first dividend payment date is June 18, 2008.  Thereafter, dividends will be paid annually in arrears.  The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

        On July 24, 1997, we issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under our interim financing vehicles. We redeemed all outstanding Series A Preferred Shares for $115 million on August 9, 2002 with proceeds from our $180 million senior unsecured note issuance on July 8, 2002.  The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs that we originally incurred and classified as a reduction to shareholders' equity.  Previously reported net income available to common shareholders for the year ended December 31, 2002 has been reduced by the $4.0 million excess in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" (Note 4).

Issuances of Common Operating Partnership Units

        Since the IPO, the Operating Partnership has issued a total of 4,421 common units in connection with the South Florida acquisition, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

        On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. On November 17, 2003, the Operating Partnership redeemed each of the 2,000 outstanding Series B Preferred Units at $25.00 per unit plus accrued and unpaid distributions.  The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that the Operating Partnership originally incurred and classified as a reduction to partners’ capital.  The $1.3 million excess has been reflected as a reduction to earnings in arriving at net income, in a manner similar to distributions on the preferred units, in accordance with the July 2003 clarification of Topic No. D-42 (Note 4).

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. As of December 31, 2003, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

Shelf Registration Statement

        We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  To date, there have been no issuances of securities under this shelf registration statement.

3.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

        During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes. The net proceeds from these sales were $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million, or $31.7 million, net of the $6.0 million portion of the gain attributable to the minority interest of common unitholders.

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

        Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations  (Notes 4 and 5).

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

        During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta. The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and was used to fund acquisition activities. The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to pay down outstanding borrowings under interim financing vehicles. The gain from the land sale was $0.9 million and the aggregate gain from the sale of previously depreciated operating real estate assets was $34.1 million, all of which was recognized in 2001. In addition, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000 during the year ended December 31, 2001.

        During 2001, we contributed our interest in certain land and development rights (including sitework and building permits, architectural drawings and plans, and other related items) to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") with a value of $23.1 million in return for (1) cash of $18.5 million and (2) an increase to our capital account in GRAP JV Two of $4.6 million. The $2.8 million of gain associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. We recognized $1.2 million and $1.6 million of this gain during the years ended December 31, 2002 and 2001, respectively.

        Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations (Notes 4 and 5).

Community Acquisitions

        On December 19, 2003, we acquired an apartment community for renovation located in South Florida comprising 36 apartment homes for approximately $4.1 million in cash.  This community is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes.

        On July 15, 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $54.6 million in cash, including approximately $1.6 million of closing costs.

        On May 30, 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.

        On February 20, 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.

        On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for the interest in such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that were replaced in connection with a remediation program to address water infiltration issues affecting the asset.

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

Other Acquisitions

          On May 23, 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of December 31, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.

          In May 2001, we acquired a property management company based in Washington, D.C. that managed approximately 3,600 apartment homes in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area.  Our total investment of approximately $1.6 million was paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

        On September 27, 2002, we issued $40 million of senior unsecured notes in two series in a private placement to an institutional investor: $30 million at an interest rate of 5.86% maturing in September 2009 and $10 million at an interest rate of 6.10% maturing in September 2010. The net proceeds of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of the 7.875% Series C Preferred Shares, were used to retire approximately $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002. We did not incur any prepayment costs in connection with the early debt retirement.  Pursuant to a registration rights agreement with the purchaser of the $40 million of senior unsecured notes, we registered new notes with the Securities and Exchange Commission, and offered to exchange those new notes for the original notes.  The new notes, also issued in two series, are identical in all material respects to the original 5.86% notes due 2009 and the 6.10% notes due 2010, except that the new notes are freely tradable by a holder.  The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us.

        On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of our 8.3% Series A Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Our operating performance is based predominantly on net operating income (NOI) from the multifamily apartment communities we own, which are located in major markets in Texas, Georgia, Florida, Washington, D.C. and Tennessee (Note 11).

Basis of Presentation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of Gables and its subsidiaries, including the Operating Partnership and Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under GAAP, through either majority voting interest or contractual agreements.   Our investments in non-controlled joint ventures are accounted for using the equity method.  Information regarding these unconsolidated joint ventures is included in Note 6.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been adjusted for the minority interest of common unitholders in the Operating Partnership. Common units, if presented for redemption, can be exchanged for Gables common shares on a one-for-one basis.  Minority interest of common unitholders in the Operating Partnership, as reflected in the accompanying consolidated balance sheets, is calculated at the balance sheet date based upon the percentage of common units outstanding owned by partners other than Gables to the total number of common units outstanding.  Minority interest of common unitholders in the Operating Partnership's earnings is calculated based upon the weighted average number of common units outstanding during the applicable period.

Reclassifications

        Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

        Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs. Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2003, 2002 and 2001, we recognized $2.6 million, $2.4 million and $3.1 million, respectively, in development and construction fees under related contracts with gross billings of $38.3 million, $43.9 million and $81.1 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

        Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we regularly evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs. Based on this review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.

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

Stock Options

        At December 31, 2003, we had one stock-based employee compensation plan, which is described more fully in Note 14.Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for stock-based employee compensation.  Under the prospective method of adoption selected by us, the recognition provisions of SFAS No. 123 apply to all new employee option awards granted after December 31, 2002.  Prior option awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant.  Had compensation cost on option awards through December 31, 2002 been determined using the fair value method consistent with SFAS No. 123, our net income available to common shareholders and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income available to common shareholders, as reported	$49,062	$45,661	$55,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards	(22)	(283)	(438)
Net income available to common shareholders, pro forma	$49,040	$45,378	$54,636
Earnings Per Share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$1.89 $1.89 $1.87 $1.87	$1.85 $1.84 $1.85 $1.84	$2.30 $2.29 $2.29 $2.27

        To date, options have been granted with an exercise price equal to the fair value of our common shares on the dates the options were granted.  At December 31, 2003, 598 common shares are subject to outstanding options granted to our officers, employees and trustees. These outstanding options have exercise prices ranging from $20.38 to $30.20 and a weighted average remaining contractual life of 4.9 years at December 31, 2003.

        A summary of the options activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

2003		2002		2001
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year Granted Forfeited Exercised Outstanding at end of year Exercisable at end of year	893 - (4) (291) 598 598	$25.64 - 26.31 25.46 $25.73 $25.73	1,196 15 (23) (295) 893 628	$25.64 30.20 26.53 25.77 $25.64 $25.10	1,794 13 (13) (598) 1,196 716	$25.52 27.95 26.02 25.34 $25.64 $25.14

        The weighted average fair value of options granted is $4.29 and $3.18 for 2002 and 2001, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002 and 2001, respectively: risk-free interest rates of 4.36% and 5.12%; expected lives of 4.67 and 5.20; dividend yields of 7.98% and 8.62%; and expected volatility of 31% and 27%.  There were no options granted during 2003.

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

        In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.  We adopted SFAS No. 145 on January 1, 2003 and, as a result, reclassified our May 2002 extraordinary loss on early extinguishment of debt, net of minority interest, of $1.4 million to “unusual items” and “minority interest of common unitholders in Operating Partnership” within continuing operations.  This loss on early extinguishment of debt is related to the re-issuance of $48.4 million of tax-exempt bond indebtedness (Notes 7 and 15).

        In November 2002, FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued (Note 6).  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our financial statements.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both interim and annual financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  We adopted this standard effective for our fiscal year ended December 31, 2002, resulting in additional disclosures related to our stock-based compensation plan as presented above under “stock options.”  We began expensing stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, the adoption of this accounting standard did not have a significant impact on our financial statements.

        In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued.  In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Until now, a company generally has only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and effective January 1, 2004 for VIEs created prior to February 1, 2003.  The adoption of the applicable portions of FIN 46 in 2003 did not have a significant impact on our financial statements. We do not believe that the final adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

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

        In July 2003, EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified. Topic No. D-42 requires that, in arriving at net earnings available to common shareholders in the calculation of earnings per share, the excess of (1) the fair value of the consideration transferred to the holders of preferred stock over (2) the carrying amount of the preferred stock in the balance sheet be subtracted from net earnings. In July 2003, it was clarified that the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance.  Prior to this clarification, we had not considered issuance costs in determining the carrying amount of preferred stock. This clarification of Topic No. D-42 was required to be reflected retroactively in the third quarter of 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27-30 of APB Opinion No. 20, “Accounting Changes.” We redeemed our Series B Preferred Units and Series A Preferred Shares in November 2003 and August 2002, respectively. The redemption price of the Series B Preferred Units and Series A Preferred Shares exceeded the related carrying value by issuance costs originally incurred and classified as a reduction to partners’ capital and shareholders' equity of $1.3 million and $4.0 million, respectively.  In accordance with this clarification, we have subtracted the $1.3 million and $4.0 million original issuance costs in arriving at net income and net income available to common shareholders for the years ended December 31, 2003 and 2002, respectively.  We will also apply the provisions of Topic No. D-42 to any future redemptions of preferred stock.

5.     DISCONTINUED OPERATIONS

        We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of specified real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We sold five wholly-owned operating real estate assets during 2003 and four wholly-owned operating real estate assets during 2002.  However, we retained management of two of the assets sold during 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations. The operating results for the seven remaining wholly-owned assets sold for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2003 or 2002.

        Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Years Ended December 31,
	2003	2002	2001
Total property revenues	$9,708	$18,017	$18,711
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	4,001 1,926 1,112 7,039	7,797 3,342 2,122 13,261	7,177 3,337 1,805 12,319
Operating income from discontinued operations Minority interest of common unitholders in Operating Partnership Operating income from discontinued operations, net of minority interest	2,669 ( 480 2,189)	4,756 ( 926 3,830)	6,392 (1,313 5,079)
Gain on disposition of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on disposition of discontinued operations, net of minority interest	37,693 (5,995 31,698)	9,829 (1,910 7,919)	- - -
Income from discontinued operations, net of minority interest	$33,887	$11,749	$5,079

6.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        Our interests in the following unconsolidated joint ventures are accounted for using the equity method of accounting.  The other investors in these joint ventures are independent third parties.

	Ownership Interest as of December 31,
Joint Venture	2003	2002
Arbors of Harbortown JV ("Harbortown JV")	25.00%	25.00%
Gables Residential Apartment Portfolio JV ("GRAP JV")	20.00%	20.00%
Gables Residential Apartment Portfolio JV Two ("GRAP JV Two")	20.00%	20.00%
CMS Tennessee Multifamily JV ("CMS JV")	8.26%	8.26%

        Condensed financial information of the unconsolidated joint ventures is as follows:

Balance Sheet Summary:	December 31, 2003					December 31, 2002 Total
	Harbor- town	GRAP	GRAP Two	CMS	Total
Real estate assets Less: accumulated depreciation Net real estate assets Other assets Total assets	$16,376 (5,163) 11,213. 3,463 $14,676	$48,411 (7,291) 41,120 620 $41,740	$109,841 (5,658) 104,183. 2,625 $106,808.	$64,347. (7,856) 56,491 3,241 $59,732	$238,975 (25,968) 213,007 9,949 $222,956	$224,555 (17,497) 207,058 8,990 $216,048
Mortgage debt Other liabilities Partners' capital Total liabilities and partners' capital	$16,350 708 (2,382) $14,676	$28,000 141 13,599 $41,740	$64,315 2,882 39,611 $106,808.	$51,679 1,900 6,153 $59,732	$160,344 5,631 56,981 $222,956	$146,575 6,492 62,981 $216,048
Our investment in JV	$ 605	$2,991	$8,284	$ (424)	$11,456	$12,256

Income Statement Summary:	Years Ended December 31,
	2003		2002		2001
Revenues Property operating and maintenance expense (exclusive of items shown separately below) Interest expense Depreciation and amortization expense Other expense Total expenses	$27,833 12,583 6,563 8,983 345 28,474		$22,927 9,784 6,008 7,256 350 23,398		$23,617 10,170 7,933 6,981 806 25,890

Income (loss) before gain on sale
Gain on sale of real estate assets
Income (loss) from continuing operations
Income from discontinued operations,
    including gain on sale
Net income (loss)

Our equity in income of  JV

	(641 - (641 42 $(599 $ 265	) ) )	(471 - (471 16,920 $16,449 $2,900	) )	(2,273 12,170 9,897 1,008 $10,905 $242)

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

Gables Residential Apartment Portfolio JV

        The Gables Residential Apartment Portfolio JV was formed in March 1999 to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes located in four of our markets.  Our economic ownership interest in the venture was 23.75% and 22% for the years ended December 31, 2003 and 2002, respectively, and 20% for the period from inception to December 31, 2001.  During 1999, we contributed our interest in the land and development rights associated with these eight communities to the venture with a value of $81.5 million in return for (1) cash of $65.1 million and (2) an increase to our capital account in the GRAP JV of $16.4 million.
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

       On March 30, 2001, we acquired the membership interests of our venture partner in two of the communities located in South Florida comprising 532 apartment homes.  In April 2001, development and lease-up activities at Gables State Thomas Ravello located in Dallas comprising 290 apartment homes were suspended due to water infiltration issues, and all residents were subsequently relocated.  On September 28, 2001, we acquired the membership interest of our venture partner in this community.

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

      The remaining community owned by the venture located in Atlanta comprising 435 apartment homes is currently secured by a $28.0 million permanent loan that bears interest at a fixed rate of 4.2% and matures in November 2008.  None of this indebtedness is recourse to us.

Gables Residential Apartment Portfolio JV Two

        The Gables Residential Apartment Portfolio JV Two was formed in March 2001 to develop, own and operate five multifamily apartment communities comprising 1,153 apartment homes, located in three of our markets.  Since inception, our economic ownership interest in the venture has been 20%.  During 2001, we contributed our interest in the land and development rights associated with three of these communities to the venture with a value of $23.1 million in return for (1) cash of $18.5 million and (2) an increase to our capital account in the GRAP JV Two of $4.6 million. The venture subsequently acquired the parcels of land for the remaining two communities directly from the seller.

        We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The capital budget for the development of the five communities is $119 million which is expected to be funded with equity of $51 million and debt of $68 million.  The equity component is being funded 80% by our venture partner and 20% by us.  Our portion of the equity will be funded through contributions of cash and property.  As of December 31, 2003, we had funded $9 million of our budgeted $10 million equity commitment to the joint venture.  As of December 31, 2003, construction was complete with respect to four of the communities and three of these completed communities had reached a stabilized occupancy level.

        At December 31, 2003, three of the five communities owned by the venture are secured by construction loans.  The construction loans have initial maturity dates ranging from April 2004 to June 2005, with various extension options that, if exercised, would result in final maturity dates ranging from April 2006 to June 2007.  As of December 31, 2003, there was an aggregate of $24.8 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR ranging from 1.45% to 1.70%.  The remaining two communities owned by the GRAP JV Two are secured by permanent loans totaling $39.5 million which mature in November 2008 and bear interest at fixed rates of 4.25% and 4.30%.  None of the indebtedness associated with these two permanent loans is recourse to us.  We do, however, have a limited payment guaranty on two of the remaining three construction loans with committed fundings aggregating $21.8 million.  Pursuant to the limited guaranty, we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.2 million.  At December 31, 2003, there is $16.4 million of principal outstanding under these loans and the portion of this principal that is recourse to us is $6.1 million.  These loans have initial maturity dates of October 2004 and June 2005 and have two extension options that, if exercised, would result in final maturity dates of April 2007 and June 2007, respectively.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation that was entered into prior to January 1, 2003.

CMS Tennessee Multifamily JV

        In December 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV which was created to own and operate these apartment communities.  At inception, we had a 1% general partner interest and an 8% limited partner interest in this venture.  Our venture partner contributed additional capital to the venture in 2001 which diluted our limited partner interest to 7.26%.  Our initial capital investment in the joint venture of $1.0 million has been substantially offset by $1.0 million in eliminated gain associated with our minority interest ownership in the underlying assets sold.  Each of the three apartment communities owned by the venture is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of December 31, 2003, there was an aggregate $51.7 million of indebtedness outstanding under these loans which bears interest at a rate of 7.22%.  None of this indebtedness is recourse to us.
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

Related-Party Transactions and Relevant Accounting Policies

        Management fees for services provided to these unconsolidated joint ventures totaled $1,056, $1,090 and $1,276  for the years ended December 31, 2003, 2002 and 2001, respectively.  We provide development and construction services to the GRAP JV and GRAP JV Two in return for development and construction fees.  We calculate our net development profit associated with these services based on the fees contractually owed to us by the venture and the amount of direct internal overhead associated with the provision of such services that will be charged against those fees.  We then recognize into income 80% of the net development profit when earned using the percentage of completion method.  The remaining 20% is eliminated and classified as a reduction to our investment in joint venture account.  As general contractor, we are responsible for funding any construction cost overruns.  As general contractor and venture partner, we are entitled to an incentive fee on any construction cost savings.  During 1999, we had accrued $425 in incentive fees from the GRAP JV that were reversed in 2001 as a result of the cost overruns associated with the water infiltration issues at Gables State Thomas Ravello.  During 2003, we recognized $403 in final incentive fees from the GRAP JV and $103 in incentive fees from the GRAP JV Two. Development and construction fees from unconsolidated joint ventures, inclusive of incentive fees, of $1,246, $1,577 and $2,092 for the years ended December 31, 2003, 2002 and 2001, respectively, were recognized in ancillary services revenues in the accompanying statements of operations.

        We generated a gain of $3.5 million in connection with our contribution of land and development rights to the GRAP JV Two.  We recognized 80% or $2.8 million of the gain into income when earned using the percentage of completion method.  The $0.7 million in eliminated gain has been classified as a reduction to our investment in joint venture account.  During the years ended December 31, 2002 and 2001, we recognized $1.2 million and $1.6 million, respectively, of the $2.8 million gain.  We generated a gain of $10.9 million in connection with the sale of our real estate asset interests to the CMS JV.  We recognized 91% or $9.9 million of the gain into income on the December 2000 sale date.  The $1.0 million in eliminated gain has been classified as a reduction to our investment in joint venture account.  There was no gain or loss in connection with the contribution of land and development rights to the GRAP JV.

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

        Our investment in joint ventures is based on the fair value of our cash and real estate asset contributions thereto and includes capitalized interest on our investment account during the construction period of the underlying real estate assets.  Eliminations of any development and construction fees and gains, as applicable, associated with our minority ownership interest in the joint ventures are classified as a reduction to our investment in joint ventures.

       The initial basis in the real estate assets we acquired from our joint ventures is equal to the purchase price paid to the venture or venture partner, as applicable, after elimination of our share of any underlying gain.  In addition, other outside basis differences associated with capitalized interest and the 20% development and construction fee eliminations are included in real estate assets.

7. NOTES PAYABLE

        Notes payable consist of the following:

December 31,
2003	2002

Unsecured senior notes payable
Tax-exempt variable-rate notes payable
Secured conventional fixed-rate notes payable
Unsecured variable-rate credit facilities
Unsecured tax-exempt fixed-rate notes payable
Unsecured conventional fixed-rate notes payable
Secured variable-rate construction loans
Secured tax-exempt fixed-rate notes payable
         Total notes payable

$ 470,000 170,955 117,501 115,195 48,365 30,682 29,852 20,550 $1,003,100	$ 470,000 170,955 137,351 75,608 48,365 31,151 4,389 20,755 $958,574

Unsecured Senior Notes Payable

        In March 1998, we issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84% and mature in March 2005. In February 2001, we issued $150,000 of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  In July 2002, we issued $180,000 of senior unsecured notes which bear interest at 5.75%, were priced to yield 5.81% and mature in July 2007.  In September 2002, we issued $40,000 of senior unsecured notes in two series in a private placement to an institutional investor: $30,000 of notes which bear interest at 5.86% and mature in September 2009 and $10,000 of notes which bear interest at 6.10% and mature in September 2010 (Note 3).

Tax-Exempt Variable-Rate Notes Payable Totaling $44,930

        The variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 are comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest that are adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2003 and 2002 were 1.25% and 1.55%, respectively.  Effective interest rates were 1.05%, 1.40% and 2.68% for the years ended December 31, 2003, 2002 and 2001, respectively.  From October 1997 to February 2003, the bonds were enhanced by four letters of credit provided by a $45,820 letter of credit facility that had a maturity date of October 2003.  The fee for the letters of credit under this facility was 0.95% per annum. In February 2003, the $45,820 of letters of credit were reissued under our $300 million credit facility with a maturity date of May 2005.  The fee for the letters of credit under this facility is currently 0.85% per annum and is equal to the spread over LIBOR for syndicated borrowings under the $300 million credit facility.  Three of the underlying bond issues mature in December 2025 and the fourth matures in August 2024.
Tax-Exempt Variable-Rate Notes Payable Totaling $126,025

        We have seven variable-rate bond issues totaling $126,025 at December 31, 2003 and 2002 that were assumed in connection with the South Florida acquisition. These bonds bear interest at variable rates of interest that are adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2003 and 2002 averaged 1.23% and 1.38%, respectively.   Effective interest rates averaged 1.08%, 1.42% and 2.65% for the years ended December 31, 2003, 2002 and 2001, respectively.   These bond issues are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the “South Florida Enhancement Facility”).  The fee for the letters of credit under this facility is 1.0% per annum. The facility has an initial term of ten years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the underlying bond issues range from December 2005 to April 2036.

Secured Conventional Fixed-Rate Notes Payable

        At December 31, 2003 and 2002, the fixed-rate notes payable are comprised of seven and nine loans, respectively, collateralized by ten and twelve apartment communities included in real estate assets, respectively.  In November 2003, we repaid two fixed-rate notes payable with a scheduled maturity date of January 2004 totaling $18,672 that were collateralized by two apartment communities and bore interest at 7.13%.  There were no prepayment penalties associated with this repayment.  At December 31, 2003, the interest rates on these notes payable ranged from 6.75% to 8.77% (weighted average of 7.82%) and the maturity dates ranged from December 2005 to February 2011.  Principal amortization payments are required for five of the seven loans based on amortization schedules ranging from 27 to 30 years.

$300 Million Credit Facility

        We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005.  This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively.  Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%.  Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios.  There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.  At December 31, 2003, we had outstanding under the facility (1) $101,000 in borrowings outstanding under the competitive bid option at an average interest rate of 1.62% and (2) $47,599 of letters of credit, including $45,820 of letters of credit enhancing four tax-exempt variable rate notes payable totaling $44,930.  Thus, we had $151,401 of availability under the facility at December 31, 2003.  At December 31, 2002, we had $40,000 in borrowings outstanding under the facility under the competitive bid option at an average interest rate of 1.91%.  We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date; however, there can no assurance that such renewal and/or renegotiation will occur.

$75 Million Borrowing Facility

        We have a $75 million unsecured borrowing facility with a bank that has a maturity date of May 2005.   The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance.  At December 31, 2003 and 2002, we had $12,554 and $34,723, respectively, in borrowings outstanding under this facility at an interest rate of 1.60% and 1.85%, respectively.

$10 Million Credit Facility

        We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005. Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility described above.  At December 31, 2003 and 2002, we had $1,641 and $885 in borrowings outstanding under this facility at an interest rate of 2.02% and 2.35%, respectively.

Unsecured Tax-Exempt Fixed-Rate Notes Payable

        At December 31, 2003 and 2002, the unsecured tax-exempt fixed-rate indebtedness was comprised of a bond issuance with a principal balance of $48,365 that was collateralized by three communities induced for tax-exempt financing and three additional communities through May 2002.  In May 2002, we called these bonds which had an interest rate of 6.375% and reissued the bonds on an unsecured basis at an interest rate of 4.75% with a maturity date of July 2004. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236 (Notes 4 and 15). The called bonds required monthly principal amortization payments based on a 30-year amortization schedule that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. There are no required principal amortization payments on the reissued bonds. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a net present value result. The three underlying tax-exempt bond issues mature in July 2024.

Unsecured Conventional Fixed-Rate Notes Payable

        At December 31, 2003 and 2002, the unsecured conventional fixed-rate indebtedness was comprised of three notes payable totaling $30,682 and $31,151, respectively. The notes payable have interest rates ranging from 5.25% to 8.62% (weighted average of 8.38%) and maturity dates that range from December 2007 to November 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Secured Variable-Rate Construction Loans

        At December 31, 2002, we had drawn $4,389 of committed fundings under four construction-related financing vehicles for two wholly-owned development communities totaling $42,972 from a bank.  During 2003, we obtained committed fundings under four additional construction-related financing vehicles for two wholly-owned development communities totaling $35,118.  At December 31, 2003, we had drawn $29,852 under these eight vehicles and therefore have $48,238 of remaining capacity. Borrowings under four of these vehicles with committed fundings totaling $70,991 bear interest at LIBOR plus 1.50% and borrowings under the remaining four vehicles with committed fundings totaling $7,099 bear interest at the greater of LIBOR plus 3.0% or 7.5%. Borrowings under these secured financing vehicles are made pari passu with each advance and bear interest at a weighted average rate of 3.10% and 3.25% at December 31, 2003 and 2002, respectively.

Secured Tax-Exempt Fixed-Rate Notes Payable

        At December 31, 2003 and 2002, the secured tax-exempt fixed-rate indebtedness was comprised of two loans. The first loan, with an outstanding principal balance of $10,725 and $10,930 as of December 31, 2003 and 2002, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue, which has a maturity date of January 2025, was credit enhanced for an annual fee of 0.60% and bears interest at a rate of 7.03%. Monthly escrow payments are required each year based on the annual principal payment due to the bondholders. The second loan represents a tax-exempt bond issue for $9,825 assumed in connection with the South Florida acquisition that bore interest at a rate of 4.65% and was enhanced by the South Florida Enhancement Facility described above. The bonds were repaid on the February 2004 maturity date.

Maturities

        The aggregate maturities of our notes payable at December 31, 2003 is as follows:

2004 2005 2006 2007 2008 2009 and thereafter Total	$ 59,823 278,720 234,745 208,173 91,596 130,043 $1,003,100

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

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage at December 31, 2003 are: (1) our total debt may not exceed 57.5% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may be not less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 175% of our total unsecured debt; (6) our tangible net worth may not be less than $742.8 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of December 31, 2003.  The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

        The tax-exempt bonds contain certain covenants which require a certain percentage of the apartments in such communities to be rented to individuals based upon income levels specified by U.S. government programs.

Pledged Assets

        The aggregate net book value at December 31, 2003 of real estate assets pledged as collateral for indebtedness was $458,647.

8. COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

        We currently have six communities under development that are expected to comprise 1,930 apartment homes upon completion and an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion.  The estimated costs to complete the development of these assets total $100 million at December 31, 2003, including $1 million of costs that we are obligated to fund for the co-investment development community and $5 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $19 million in construction loan proceeds and $81 million in borrowings under our credit facilities.

        At December 31, 2003, we owned two parcels of land on which we intend to develop two communities that we currently expect will comprise 453 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,514 apartment homes.  In January 2004, we exercised one of such acquisition rights and acquired a parcel of land for the future development of a community in South Florida that we currently expect will comprise an estimated 261 apartment homes.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

        We have letter of credit and performance obligations of approximately $1.9 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of five apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $57.0 million in aggregate.  The construction of these assets was 27% complete in aggregate at December 31, 2003.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.

Operating Leases

        We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. The payments under the Atlanta lease and the Austin lease are made on a monthly and quarterly basis, respectively. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $2,029, $1,785 and $1,398 for the years ended December 31, 2003, 2002 and 2001, respectively.  Future minimum lease payments under these operating leases at December 31, 2003 are as follows:

2004	$ 2,222
2005	2,298
2006	2,258
2007	2,060
2008	1,707
2009 and thereafter	34,618
Total	$45,163

Archstone Management Services Acquisition

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.   The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of December 31, 2003, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.

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

9.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
        Disclosure about the estimated fair value of financial instruments is based on pertinent information available to us as of December 31, 2003 and 2002.   Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.

        We estimate that the fair value of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and security deposits approximates the carrying value due to the relatively short term nature of these instruments.

        Notes payable with an aggregate carrying value of $1,003,100 and $958,574 had an estimated fair value of $1,045,247 and $1,015,320 at December 31, 2003 and 2002, respectively. The estimated fair value of our notes payable is based on a discounted cash flow analysis using current borrowing rates for notes payable with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

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

Years Ended December 31,
Basic and diluted income available to common shareholders (numerator):		2003		2002		2001

Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares) - basic
Minority interest of common unitholders in Operating Partnership attributable to continuing operations
Income from continuing operations (net of preferred dividends and original issuance costs associated with redemption of preferred shares) - diluted

	$ $	15,175 3,215 18,390	$ $	33,912 8,241 42,153	$ $	49,995 12,936 62,931

Income from discontinued operations, net of minority interest -basic
Minority interest of common unitholders in Operating Partnership attributable to discontinued operations
Income from discontinued operations - diluted

	$ $	33,887 6,475 40,362	$ $	11,749 2,836 14,585	$ $	5,079 1,313 6,392
Net income available to common shareholders - basic Minority interest of common unitholders in Operating Partnership Net income available to common shareholders - diluted	$ $	49,062 9,690 58,752	$ $	45,661 11,077 56,738	$ $	55,074 14,249 69,323
Common shares (denominator):
Average shares outstanding - basic Incremental shares from assumed conversions of: Outstanding common units Stock options Other Average shares outstanding – diluted		25,920 5,426 96 10 31,452		24,618 5,953 106 7 30,684		23,890 6,263 155 6 30,314

        Options to purchase 578 shares were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.  There were no anti-dilutive options outstanding at December 31, 2003 and 2001.

11. SEGMENT REPORTING
        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 93% of our total revenues for each of the three years in the period ended December 31, 2003.

        The primary financial measure for our reportable business segment is net operating income (NOI), which represents total property revenues less property operating and maintenance expenses.  Property operating and maintenance expenses represent direct property operating and maintenance expenses as reflected in our accompanying statements of operations and exclude certain expenses included in the determination of net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.  These items are excluded from NOI in order to provide results that are more closely related to a property’s results of operations.  NOI is also used by industry analysts and investors to measure operating performance of our apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations is as follows:

	Years Ended December 31, .
	2003	2002	2001
Total property revenues Less: Property operating and maintenance expenses	$220,203 79,668	$209,123 74,279	$216,853 71,467
Net operating income (NOI)	$140,535	$134,844	$145,386

        Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Years Ended December 31, .
	2003	2002	2001
Net operating income (NOI)	$140,535	$134,844	$145,386

Less other expenses:
Real estate asset depreciation and amortization	(50,592)	(44,557)	(44,268)
Property management (owned and third party)	(15,169)	(12,897)	(11,137)
Ancillary services	(4,255)	(5,236)	(5,806)
Interest expense and credit enhancement fees	(44,832)	(42,349)	(42,885)
Amortization of deferred financing costs	(1,831)	(1,336)	(1,038)
General and administrative	(8,800)	(7,377)	(7,209)
Corporate asset depreciation and amortization	(2,046)	(1,722)	(820)
Unusual items	-	(1,687)	(8,847)
Total other expenses	(127,525)	(117,161)	(122,010)

Add other revenues:
Property management revenues	8,495	7,309	6,317
Ancillary services revenues	7,282	8,317	8,433
Interest income	173	378	747
Other revenues	1,168	700	569
Total other revenues	17,118	16,704	16,066

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	$30,128	$34,387	$39,442

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

12.  INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our ordinary taxable income at the REIT level to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to federal income tax on distributed taxable income.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.  No provision for federal income taxes has been made in the accompanying consolidated financial statements because we made distributions in excess of our taxable income in each of the three years in the period ended December 31, 2003.

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

        As discussed in Note 1, the REIT conducts substantially all of its operations through the Operating Partnership.  For income tax reporting purposes, the REIT receives an allocable share of the Operating Partnership's ordinary income and capital gains based on its weighted average ownership interest therein adjusted for certain specially allocated items.  In addition, taxable income of the Operating Partnership excludes taxable income or loss of Gables Residential Services. The REIT's allocable share of the Operating Partnership's  taxable income for the years ended December 31, 2003, 2002 and 2001 is detailed below:

	2003 (estimate)	2002 (actual)	2001 (actual)
REIT share of Operating Partnership taxable ordinary income (subject to REIT dividend requirement)	$28,281	$24,391	$46,140
REIT share of Operating Partnership taxable capital gains	9,503	22,883	8,674
REIT total taxable income	$37,784	$47,274	$54,814
Cash dividends paid, including preferred	$69,620	$65,605	$65,700

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

	Years Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Ordinary income Return of capital Capital gains Unrecaptured Section 1250 gain Total	$0.871 1.243 0.145 0.151 $2.410	36.1% 51.6% 6.0% 6.3% 100%	$0.868 0.716 0.603 0.223 $2.410	36.0% 29.7% 25.0% 9.3% 100.0%	$1.587 0.431 0.256 0.066 $2.340	67.8% 18.4% 11.0% 2.8% 100.0%

13.  PROFIT SHARING PLAN

        Eligible employees may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. We also make discretionary matching contributions currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the three years in the period ended December 31, 2003 were not material.

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

14.  1994 SHARE OPTION AND INCENTIVE PLAN AND OTHER SHARE GRANTS

        We adopted the 1994 Share Option and Incentive Plan to provide incentives to officers, employees and non-employee trustees. The plan provides for the grant of options to purchase a specified number of common shares and the grant of restricted or unrestricted common shares.  The total number of shares reserved for issuance under the plan, as amended, is the greater of 2,953 shares or 9% of the total number of outstanding common shares and Units. At December 31, 2003, the number of shares reserved for issuance was 2,982. The number of common shares which may be issued as restricted or unrestricted shares is equal to 50% of the number of shares available for issuance under the plan at such time.  See Note 4 for a discussion of stock options issued under the plan.

        We have made the following grants of unrestricted shares and restricted shares:

Grant Date	Unrestricted.. Shares Granted	Restricted Shares.. Granted	Total	Per Share Grant… Value…	General Vesting Period for Restricted Shares
02-97 02-98 04-98 02-99 02-99 04-99 11-99 01-00 03-00 03-00 10-00 02-01 02-01 10-01 02-02 05-02 11-02 11-02 03-03 08-03 01-04	23 13 3 11 5 9 2 12 6 3 2 12 1 2 24 1 - 1 11 - 23	46 40 9 34 9 19 16 36 20 5 13 36 2 13 47 1 1 12 36 1 71	69 53 12 45 14 28 18 48 26 8 15 48 3 15 71 2 1 13 47 1 94	$25.8750 26.6875 27.0625 23.2500 23.2500 21.9375 24.6250 22.6250 21.8750 21.8750 25.8125 27.3000 27.3000 26.9500 29.7500 30.3000 23.7100 23.7100 25.4000 32.6900 33.8600

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
One installment, on 12-1-04
Three equal installments, beginning 1-1-03
Three equal installments, beginning 1-1-03
Three equal installments, beginning 1-1-03
One installment, on 12-1-05
Three equal annual installments, beginning 1-1-04
Three equal annual installments, beginning 1-1-04
Three equal annual installments, beginning 1-1-05

Total	164	467	631

        All of the share grants have been made under the plan with the exception of the February 2001, February 2002 and March 2003 grants, which were satisfied with shares acquired by us pursuant to our common equity repurchase program.

        The value of the unrestricted shares granted is recorded as long-term compensation expense in the year the related service was provided. Upon issuance of the share grants, (1) the value of the shares issued is recorded to the additional paid-in capital component of shareholders' equity, after relieving the treasury shares component of shareholders' equity for share grants issued out of treasury and (2) the value of the restricted shares is recorded to the deferred long-term compensation component of shareholders' equity. Such deferred compensation is amortized ratably over the term of the vesting period.  Long-term compensation expense included in general and administrative expense in the accompanying consolidated statements of operations was $1,655, $1,230 and $1,331 for the years ended December 31, 2003, 2002 and 2001, respectively.

15. UNUSUAL ITEMS

        Unusual items of $1,687 in 2002 represent the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness.   Under accounting rules in effect at that time, these costs were classified as an extraordinary item.  In connection with the adoption of SFAS No. 145 on January 1, 2003, these costs were reclassified from extraordinary items to unusual items (Notes 4 and 7).  These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

        Unusual items of $8,847 in 2001 are comprised of  (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that were replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs resulting from September 2001 events which impacted the U.S. economy.

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

 17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The tables below reflect selected quarterly financial information for the years ended December 31, 2003 and 2002.  Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation of discontinued operations.

Year Ended December 31, 2003
First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues
Original issuance costs associated with redemption of preferred units
Income from continuing operations
Operating income from discontinued operations, net of minority interest
Gain on disposition of discontinued operations, net of minority interest
Net income
Net income available to common shareholders
Net income per common share - basic (a)
Net income per common share – diluted (a)

$57,265 - 5,320 697 4,075 10,092 9,248 0.38 0.38	$57,645 - 5,349 708 - 6,057 4,385 0.18 0.18	$61,019 - 6,041 537 10,174 16,752 14,558 0.56 0.56	$61,392 1,327 5,368 247 17,449 23,064 20,871 0.73 0.73
Year Ended December 31, 2002
First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues
Gain on sale of previously depreciated operating real estate assets
Gain on sale of land and development rights
Unusual items
Income from continuing operations
Operating income from discontinued operations, net of minority interest
Gain on disposition of discontinued operations, net of minority interest
Net income
Original issuance costs associated with redemption of preferred shares
Net income available to common shareholders
Net income per common share - basic (a)
Net income per common share – diluted

$57,487 17,906 1,339 - 25,286 1,147 1,763 28,196 - 25,753 1.05 1.04	$55,724 - 462 1,687 6,207 1,095 - 7,302 - 4,860 0.20 0.19	$56,618 - 267 - 7,940 762 - 8,702 4,009 3,602 0.15 0.15	$55,998 - 32 - 5,307 826 6,156 12,289 - 11,446 0.47 0.47

(a)  The total of the four quarterly amounts for net income per common share does not equal the net income per common share for the year.
      The difference results from the use of a weighted average to compute the number of common shares outstanding for each quarter and for the year.

Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2003
(Dollars in Thousands)
Schedule III

Initial Costs				Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period				Year Original Construction Complete
Property Type and Location	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation		Year Acquired
Completed Apartment Communities:									(a)		(b)
South FL	$ 135,850	$ 71,217	$ 363,500	$ 35,800	$ 71,217	$ 399,300	$ 470,517		$ 69,384	1982-2000	1998-2003
Atlanta, GA	80,506	58,747	86,145	223,945	58,747	310,090	368,837		79,951	1945-2002	1983-1998
Houston, TX	38,304	47,798	139,954	72,815	47,798	212,769	260,567		53,667	1982-1996	1987-2001
Dallas, TX	14,553	53,807	80,362	121,431	53,807	201,793	255,600		24,879	1994-2003	1993-2003
Austin, TX	13,643	12,388	80,193	69,596	12,388	149,789	162,177		24,875	1992-2000	1992-2003
Orlando, FL	-	14,917	-	119,148	14,917	119,148	134,065		16,514	1998-2002	1996-1998
Washington, D.C.	-	20,275	58,717	327	20,275	59,044	79,319		1,723	1988-2001	2001-2003
Nashville, TN	26,150	2,001	-	28,073	2,001	28,073	30,074		14,232	1987-1988	1985
Memphis, TN	-	1,865	-	28,080	1,865	28,080	29,945		12,203	1986	1985
Total	$ 309,006	$ 283,015	$ 808,871	$ 699,215	$ 283,015	$ 1,508,086	$ 1,791,101		$ 297,428

Apartment Communities Under Development and/or Lease-up:
Austin, TX	$ 14,740	$ 11,863	$ -	$ 31,306	$ 11,863	$ 31,306	$ 43,169		$ -	n/a	2002
South FL	-	10,917	-	30,166	10,917	30,166	41,083		27	n/a	2000-2001
Atlanta, GA (c)	-	-	-	22,775	-	22,775	22,775		-	n/a	1997
Tampa, FL	-	4,019	-	16,049	4,019	16,049	20,068		9	n/a	2002
Houston, TX	9,005	5,424	-	13,522	5,424	13,522	18,946		-	n/a	2002
Total	$ 23,745	$ 32,223	$ -	$ 113,818	$ 32,223	$ 113,818	$ 146,041		$ 36

Undeveloped Land:
Dallas, TX	$ 3,947	$ 7,400	$ -	$ 1,658	$ 9,058	$ -	$ 9,058		$ -	n/a	1994-2003
Houston, TX	2,160	3,223	-	1,211	4,434	-	4,434		-	n/a	2003
San Antonio, TX	-	1,202	-	497	1,699	-	1,699		-	n/a	1994
Memphis, TN	-	606	-	25	631	-	631		-	n/a	1996
Total	$ 6,107	$ 12,431	$ -	$ 3,391	$ 15,822	$ -	$ 15,822		$ -

Grand Totals	$ 338,858	$ 327,669	$ 808,871	$ 816,424	$ 331,060	$1,621,904	$1,952,964	(d)	$297,464

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

(d) Excludes our investment in joint ventures totaling $11,456.

Schedule III

Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2003 (Dollars in Thousands)

A summary of activity for real estate investments and accumulated depreciation is as follows:
	Years ended December 31,
	2003	2002	2001
Real estate investments:
Balance, beginning of year	$1,782,151	$1,739,905	$1,573,544
Additions:
Operating apartment community acquisitions	122,072	-	99,206
Development, construction and renovation costs incurred,	123,885	90,632	128,513
Including related land acquisitions
Recurring value retention capital expenditures	10,498	13,077	11,797
Non-recurring and/or value-enhancing capital expenditures	9,449	11,910	10,916
Total additions	265,904	115,619	250,432
Contributions to GRAP JV Two	-	-	(18,020)
Sales	(95,091)	(73,373)	(66,051)
Balance, end of year (a)	$1,952,964	$1,782,151	$1,739,905

Accumulated depreciation:
Balance, beginning of year	$ 266,139	$ 230,118	$ 195,706
Depreciation	52,103	47,815	47,521
Sales	(20,778)	(11,794)	(13,109)
Balance, end of year	$ 297,464	$ 266,139	$ 230,118

Reconciliation of depreciation above to consolidated statements of operations:
Depreciation in rollforward of accumulated depreciation above	$ 52,103	$ 47,815	$ 47,521
Depreciation relating to discontinued operations	(1,926)	(3,342)	(3,337)
Amortization of prepaid land lease payments (b)	84	84	84
Amortization of intangible assets (c)	331	-	-
Real estate asset depreciation and amortization expense reflected
in continuing operations in the accompanying consolidated statements of operations	$ 50,592	$ 44,557	$ 44,268

(a) Excludes our investment in joint ventures totaling $11,456, $12,256 and $20,898 at December 31, 2003, 2002 and 2001, respectively.

(b) We have leased two parcels of land pursuant to long-term ground lease agreements which required the lease payments to be made upfront.
      The prepaid lease payments, net of accumulated amortization, are included in  other assets, net in the accompanying consolidated balance sheets.

(c) We have intangible assets related to at-market, in-place leases and resident relationships that were acquired as part of the acquisition of apartment communities.  The intangible assets, net of accumulated amortization, are included in other assets, net in the accompanying consolidated balance sheets.