Form 10-Q
period 2004-06-30
GABLES RESIDENTIAL TRUST
filed 2004-08-09
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

29,279,757 common shares of beneficial interest, par value $0.01 per share were outstanding as of July 30, 2004

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Share Data)

	June 30,	December 31,
	2004 .	2003 .
ASSETS:
Real estate assets:
Land	$ 273,282	$ 283,015
Buildings	1,291,860	1,367,086
Furniture, fixtures and equipment	134,571	140,077
Construction in progress	177,950	146,041
Investment in joint ventures	29,674	11,456
Undeveloped land	29,594	15,822
Real estate assets before accumulated depreciation and assets held for sale	1,936,931	1,963,497
Less: accumulated depreciation	(295,026)	(297,464)
Assets held for sale, net of accumulated depreciation of $10,422	46,389	-
Net real estate assets	1,688,294	1,666,033

Cash and cash equivalents	7,763	5,915
Restricted cash	16,122	6,116
Deferred financing costs, net	3,477	5,029
Other assets, net	43,474	41,983
Total assets	$ 1,759,130	$ 1,725,076

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable, including $28,000 secured by assets held for sale at June 30, 2004	$ 1,047,968	$ 1,003,100
Accrued interest payable	13,533	13,751
Preferred dividends payable	374	374
Real estate taxes payable	15,214	15,792
Accounts payable and accrued expenses – construction	9,266	12,549
Accounts payable and accrued expenses – operating	17,460	16,466
Security deposits	3,959	4,048
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding, including accrued and unpaid dividends	5,858	5,746
Total liabilities	1,113,632	1,071,826

Minority interest of common unitholders in Operating Partnership	67,198	70,711

Commitments and contingencies

Shareholders' equity:
Excess shares, $0.01 par value, 51,000 shares authorized	-	-
Preferred shares, $0.01 par value, 20,000 shares authorized,
Series C-1 Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding	40,000	40,000
Series D Preferred Shares, at $25.00 liquidation preference,
3,000 shares issued and outstanding	75,000	75,000
Series Z Preferred Shares, reported above
Common shares, $0.01 par value, 100,000 shares authorized,
33,617 and 33,120 shares issued at June 30, 2004 and
December 31, 2003, respectively	336	331
Additional paid-in capital	571,270	573,636
Treasury shares at cost, 4,340 common shares	(105,171)	(105,171)
Deferred long-term compensation	(3,135)	(1,257)
Accumulated earnings	-	-
Total shareholders' equity	578,300	582,539
Total liabilities and shareholders' equity	$ 1,759,130	$ 1,725,076
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)

Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental revenues	$ 51,756	$ 47,535	$102,667	$94,780
Other property revenues	3,258	2,870	5,982	5,306
Total property revenues	55,014	50,405	108,649	100,086

Property management revenues	2,078	1,951	4,232	3,800
Ancillary services revenues	1,337	1,453	2,551	3,326
Interest income	32	88	40	161
Other revenues	453	74	859	120
Total other revenues	3,900	3,566	7,682	7,407

Total revenues	58,914	53,971	116,331	107,493

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	19,904	17,773	39,465	34,966
Real estate asset depreciation and amortization	13,192	11,283	26,644	22,731
Property management (owned and third party)	4,113	3,644	8,399	7,130
Ancillary services	1,010	1,085	2,074	2,310
Interest expense and credit enhancement fees	10,890	10,349	21,538	20,732
Amortization of deferred financing costs	516	482	1,021	906
General and administrative	2,751	2,272	5,725	4,605
Corporate asset depreciation and amortization	714	482	1,212	824
Total expenses	53,090	47,370	106,078	94,204

Income from continuing operations before equity in income of joint ventures and minority interest	5,824	6,601	10,253	13,289

Equity in income of joint ventures	60	100	544	195
Minority interest of common unitholders in Operating Partnership	(465)	(745)	(816)	(1,676)
Minority interest of preferred unitholders in Operating Partnership	-	(1,078)	-	(2,156)

Income from continuing operations	5,419	4,878	9,981	9,652

Operating income from discontinued operations, net of minority interest	526	1,179	1,126	2,422
Gain on sale of discontinued operations, net of minority interest	12,419	-	14,498	4,075
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(862)	-	(862)	-
Income from discontinued operations, net of minority interest	12,083	1,179	14,762	6,497

Net income	17,502	6,057	24,743	16,149

Dividends to preferred shareholders	(2,193)	(1,672)	(4,387)	(2,516)

Net income available to common shareholders	$15,309	$ 4,385	$20,356	$13,633

Weighted average number of common shares outstanding – basic	29,258	24,679	29,119	24,588
Weighted average number of common shares outstanding – diluted	33,548	30,520	33,487	30,429

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends)	$0.11	$0.13	$0.19	$0.29
Income from discontinued operations, net of minority interest	$0.41	$0.05	$0.51	$0.26
Net income available to common shareholders	$0.52	$0.18	$0.70	$0.55

Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends)	$0.11	$0.13	$0.19	$0.29
Income from discontinued operations	$0.41	$0.05	$0.50	$0.26
Net income available to common shareholders	$0.52	$0.18	$0.70	$0.55
See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 24,743	$ 16,149
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(14,762)	(6,497)
Depreciation and amortization	28,877	24,461
Equity in income of joint ventures	(544)	(195)
Minority interest of unitholders in Operating Partnership	816	3,832
Long-term compensation expense	969	806
Operating distributions received from joint ventures	977	1,007
Change in operating assets and liabilities:
Restricted cash	916	1,439
Other assets	1,152	589
Other liabilities, net	622	(299)
Net cash provided by operating activities from continuing operations	43,766	41,292
Net cash provided by operating activities from discontinued operations	2,549	6,088
Net cash provided by operating activities	46,315	47,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(109,425)	(111,991)
Recurring value retention capital expenditures	(4,711)	(5,225)
Non-recurring and/or value-enhancing capital expenditures	(2,558)	(4,348)
Restricted cash held in escrow, net		349
Net proceeds from the sale of undeveloped land	1,696	-
Net proceeds from sale of discontinued operations	52,602	18,737
Investment in joint ventures	(7,745)	(892)
Net proceeds from sale of joint venture real estate assets	1,580	-
Other	(2,592)	(2,802)
Net cash used in investing activities	(71,153)	(106,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Series D Preferred Shares	-	72,419
Proceeds from the exercise of share options	5,313	4,347
Payments of deferred financing costs	(5)	(1,220)
Notes payable proceeds	195,618	149,152
Notes payable repayments	(118,076)	(121,000)
Debt extinguishment costs associated with the sale of real estate assets	(617)	-
Principal escrow payments deposited into escrow, net	(10,922)	(262)
Preferred dividends paid	(4,387)	(2,842)
Preferred distributions paid	-	(2,156)
Common dividends paid ($1.205 per share)	(35,133)	(29,651)
Common distributions paid ($1.205 per share)	(5,105)	(6,982)
Net cash provided by financing activities	26,686	61,805

Net change in cash and cash equivalents	$ 1,848	$ 2,664
Cash and cash equivalents, beginning of period	5,915	6,281
Cash and cash equivalents, end of period	$ 7,763	$ 8,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 26,178	$ 26,609
Interest capitalized	4,481	4,361
Cash paid for interest, net of amounts capitalized	$ 21,697	$ 22,248
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

        We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary that is the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At June 30, 2004, we were an 87.3% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

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

        As of June 30, 2004, we managed a total of 185 multifamily apartment communities owned by us and our third-party clients comprising 47,784 apartment homes.  As of June 30, 2004, we owned 75 stabilized multifamily apartment communities comprising 19,733 apartment homes, an indirect 50% interest in two stabilized apartment communities comprising 411 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,326 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned nine multifamily apartment communities under development or in lease-up at June 30, 2004 that are expected to comprise 2,548 apartment homes upon completion and an indirect 20% interest in one apartment community under development at June 30, 2004 that is expected to comprise 76 apartment homes upon completion.  In addition, as of June 30, 2004, we owned two parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 679 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,136 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,487 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of parcels of land for future development.  The most recent issuance of common units on June 17, 2004 was related to the acquisition of a parcel of land for the future development of an apartment community expected to comprise 418 apartment homes upon completion.  The purchase price of $12.3 million was financed in part through the issuance of 66 common units.

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

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash from time to time upon their presentation for redemption by unitholders. As of June 30, 2004, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

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

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2003.

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In May 2004, we sold an apartment community located in Atlanta comprising 603 apartment homes.  The community was secured by $10.5 million of tax-exempt fixed-rate bonds that had a scheduled maturity date of January 2025.  The net proceeds from the sale of $25.6 million were used to defease the $10.5 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred $1.0 million of debt extinguishment costs, including $0.6 million of defeasance costs and $0.4 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations, net of the $0.1 million portion of the costs attributable to the minority interest of common unitholders, as “debt extinguishment costs associated with the sale of real estate assets, net of minority interest.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of this community, exclusive of the debt extinguishment costs, was $14.2 million, or $12.4 million, net of the $1.8 million portion of the gain attributable to the minority interest of common unitholders, and was recognized in the second quarter of 2004.
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

       Historical operating results, gains and debt extinguishment costs associated with the sale of real estate assets are reflected as discontinued operations in the accompanying consolidated statements of operations (Note 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       In June 2004, we sold a 50% interest in two apartment communities located in South Florida comprising 411 apartment homes in connection with the formation of a new joint venture, GN Apartment Fund LLC.  This transaction did not meet the criteria for gain recognition.  See “GN Apartment Fund LLC” below for further discussion.

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

Community Acquisitions

       In June 2004, we acquired an apartment community located in Dallas comprising 30 apartment homes for approximately $2.0 million in cash.

       In June 2004, we acquired an apartment community located in Atlanta comprising 272 apartment homes for approximately $32.9 million in cash.

       In December 2003, we acquired an apartment community for renovation located in South Florida comprising 36 apartment homes for approximately $4.1 million in cash.  This community is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes.

       In July 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $54.6 million in cash, including approximately $1.6 million of closing costs.

       In May 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.

       In February 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.

Other Acquisitions

       In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire (San Bernardino/Riverside) areas at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of June 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

       In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $5.4 million was paid in three installments and was based on the retention of the contracts acquired.  The final installment of $1.1 million was determined and paid in the second quarter of 2004.

GN Apartment Fund LLC

         The GN Apartment Fund LLC was formed in June 2004.  Our ownership interest in this venture is 50%.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters and as property manager.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture.  Our venture partner, New York State Teachers' Retirement System ("NYSTRS"), as advised by JP Morgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in Temecula, CA comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash.  Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

       In connection with this transaction, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets.  We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire.

Senior Unsecured Note Exchange

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

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  We sold one operating apartment community during the first quarter of 2004 and one operating apartment community during the second quarter of 2004.  As of June 30, 2004, we had three operating apartment communities that were under contract for sale and were classified as held for sale.  During 2003, we sold the following operating apartment communities:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these ten wholly-owned assets sold or classified as held for sale, are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at December 31, 2003.

       During the second quarter of 2004, we contributed our interest in two operating apartment communities, Gables Palma Vista and Gables Wellington, to the GN Apartment Fund LLC, a joint venture in which we have a 50% interest.  Due to our continuing involvement with the operations of these two communities, the operating results of these assets are included in continuing operations for all periods presented.

       Condensed financial information of the results of operations for the real estate assets sold or held for sale reflected as discontinued operations is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
Total property revenues	$2,489		$6,866	$6,085		$14,078
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation expense Interest expense Total expenses	1,007 488 394 1,889		2,870 1,480 1,061 5,411	2,488 1,260 1,048 4,796		5,797 3,097 2,193 11,087
Operating income from discontinued operations Minority interest of common unitholders in Operating Partnership Operating income from discontinued operations, net of minority interest	600 74 526		1,455 276 1,179	1,289 163 1,126		2,991 569 2,422
Gain on sale of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on sale of discontinued operations, net of minority interest	14,198 1,779 12,419		- - -	16,580 2,082 14,498		5,042 967 4,075

Debt extinguishment costs associated with the sale of real estate assets
Minority interest of common unitholders in Operating Partnership
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest

	(986 (124 (862	) ) )	- - -	(986 (124 (862	) ) )	- - -
Income from discontinued operations, net of minority interest	$12,083		$1,179	$14,762		$6,497

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
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
Net income available to common shareholders – diluted

Common shares (denominator):
 Average shares outstanding – basic
Incremental shares from assumed conversions of:
   Outstanding common units
   Stock options
   Other
Average shares outstanding – diluted

	$ 3,226 465 $ 3,691 $ 12,083 1,729 $ 13,812 $15,309 2,194 $17,503 29,258 4,203 73 14 33,548	$ 3,206 745 $ 3,951 $ 1,179 276 $ 1,455 $ 4,385 1,021 $ 5,406 24,679 5,737 95 9 30,520	$ 5,594 816 $ 6,410 $14,762 2,121 $16,883 $20,356 2,937 $23,293 29,119 4,250 104 14 33,487	$ 7,136 1,676 $ 8,812 $ 6,497 1,536 $ 8,033 $13,633 3,212 $16,845 24,588 5,771 61 9 30,429

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C., San Diego/Inland Empire and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprised 93% of our total revenues for the three and six months ended June 30, 2004 and 2003.

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

       NOI from our wholly-owned apartment communities included in continuing operations, and a reconciliation thereof to income from continuing operations before equity in income of joint ventures and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI) is as follows:

	Three Months Ended June 30, .		Six Months . Ended June 30,
	2004	2003	2004	2003
Total property revenues Less: Property operating and maintenance expenses	$55,014 (19,904)	$50,405 (17,773)	$108,649. (39,465)	$100,086 (34,966)
Net operating income (NOI)	$35,110	$32,632	$ 69,184.	$ 65,120

Less other expenses:
Real estate asset depreciation and amortization	(13,192)	(11,283)	(26,644)	(22,731)
Property management (owned and third party)	(4,113)	(3,644)	(8,399)	(7,130)
Ancillary services	(1,010)	(1,085)	(2,074)	(2,310)
Interest expense and credit enhancement fees	(10,890)	(10,349)	(21,538)	(20,732)
Amortization of deferred financing costs	(516)	(482)	(1,021)	(906)
General and administrative	(2,751)	(2,272)	(5,725)	(4,605)
Corporate asset depreciation and amortization	(714)	(482)	(1,212)	(824)
Total other expenses	(33,186)	(29,597)	(66,613)	(59,238)

Add other revenues:
Property management revenues	2,078	1,951	4,232.	3,800
Ancillary services revenues	1,337	1,453	2,551.	3,326
Interest income	32	88	40.	161
Other revenues	453	74	859.	120
Total other revenues	3,900	3,566	7,682.	7,407

Income from continuing operations before equity in income of joint ventures and minority interest	$5,824	$6,601	$10,253.	$13,289

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

Three Months .. Ended June 30,	Six Months . Ended June 30, .
2004	2003	2004	2003

Net income available to common shareholders, as reported

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all option awards

Net income available to common shareholders, pro forma

Earnings per share:
     Basic – as reported
     Basic – pro forma
     Diluted – as reported
     Diluted – pro forma

$15,309 - $15,309 $0.52 $0.52 $0.52 $0.52	$4,385 ( 9 $ 4,376 $0.18 $0.18 $0.18 $0.18)	$20,356 - $20,356 $0.70 $0.70 $0.70 $0.70	$13,633 (22 $13,611 $0.55 $0.55 $0.55 $0.55)

10. COMMITMENTS AND CONTINGENCIES

 Development and Construction Commitments

       We currently have nine communities under development that are expected to comprise 2,548 apartment homes upon completion. The estimated costs to complete the development of these assets total $155 million at June 30, 2004, including $4 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $36 million in construction loan proceeds and $119 million in borrowings under our credit facilities.  We also have an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion.  As of June 30, 2004, we had fulfilled our funding commitment related to this community.  The remaining $3 million of the costs to complete this community are expected to be funded by construction loan proceeds.

       At June 30, 2004, we owned two parcels of land on which we intend to develop two communities that we currently expect will comprise 679 apartment homes upon completion.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,136 apartment homes upon completion.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

       We have letter of credit and performance obligations of approximately $8.5 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of four apartment communities for third parties and an unconsolidated joint venture under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $39 million in aggregate.  The construction of these assets was 40% complete in aggregate at June 30, 2004.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended June 30, 2004 and 2003, we recognized $0.5 million and $0.4 million, respectively, in development and construction fees under related contracts with gross billings of $10.1 million and $8.0 million, respectively.  During the six months ended June 30, 2004 and 2003, we recognized $0.9 million and $1.0 million, respectively, in development and construction fees under related contracts with gross billings of $18.9 million and $19.4 million, respectively.  Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

Operating Leases

       We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. The payments under the Atlanta lease and the Austin lease are made on a monthly and quarterly basis, respectively. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $551 and  $531 for the three months ended June 30, 2004 and 2003, respectively, and was $1,094 and  $1,044 for the six months ended June 30, 2004 and 2003, respectively.  Future minimum lease payments under these operating leases at June 30, 2004 are as follows:

2004	$ 1,139
2005	2,316
2006	2,258
2007	2,060
2008	1,707
2009 and thereafter	34,618
Total	$44,098

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

       At June 30, 2004, two of the four communities owned by the Gables Residential Apartment Portfolio JV Two (the “GRAP JV Two”), in which we have a 20% ownership interest, are secured by construction loans with committed fundings of $21.8 million.  The loans have initial maturity dates of  October 2004 and June 2005 and have two extension options that, if exercised, would result in final maturity dates of April 2007 and June 2007, respectively.  As of June 30, 2004, there was an aggregate of $19.2 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR of 1.60% and 1.70%.  We have a limited payment guaranty on these two loans, pursuant to which we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.1 million.  At June 30, 2004, the portion of the $19.2 million of outstanding principal that is recourse to us is $5.8 million.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation that was entered into prior to January 1, 2003.

      The remaining two communities owned by the GRAP JV Two are secured by permanent loans totaling $39.5 million which mature in November 2008 and bear interest at fixed rates of 4.25% and 4.30%.  None of the indebtedness associated with these two permanent loans is recourse to us.

       Each of the three communities owned by the CMS Tennessee Multifamily JV, in which we have a 8.26% ownership interest, is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of June 30, 2004, there was an aggregate of $51.4 million of indebtedness outstanding under these loans which bear interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

       The four apartment communities owned and operated by the GN Apartment Fund LLC, in which we have a 50% ownership interest, are secured by permanent loans totaling $62.1 million.  Two of the loans totaling $31.4 million mature in July 2009 and bear interest at a fixed rate of 6.07%.  The other two loans totaling $30.7 million mature in July 2011 and bear interest at a fixed rate of 4.12%.  None of this indebtedness is recourse to us.

IGPM Acquisition

        In May 2004, we acquired IGPM, a property management company that managed 2,141 apartment homes in 17 multifamily apartment communities at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of June 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

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

11. SUBSEQUENT EVENTS

       In July 2004, we sold three apartment communities located in South Florida comprising 836 apartment homes.  Two of such communities were secured by $28.0 million of tax-exempt variable-rate bonds that were enhanced by letters of credit with an expiration date of April 2008.  The net proceeds from such sale were $69.4 million and were used to repay the $28.0 million bond indebtedness and to pay down outstanding borrowing under our interim financing vehicles.  The gain from the sale of these communities was approximately $23.0 million and will be recognized in the third quarter of 2004.  Additionally, in connection with the sale transaction, we incurred approximately $0.5 million of debt extinguishment costs.  These properties were classified as assets held for sale at June 30, 2004 in accordance with SFAS No. 144 (Note 6).

       In July 2004, we acquired an apartment community located in Dallas comprising 55 apartment homes for approximately $16.9 million in cash.

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

      We have experienced slight declines in rental revenues on a same store basis since 2002 as compared to prior years.  This is primarily due to national economic weakness, coupled with low mortgage rates that have resulted in an increase in home purchases by apartment residents.  During 2004, we have been executing an operating tactic focused on increasing gross potential rents in a number of our markets based on expectations of improving economic fundamentals.  We expected an initial decrease in occupancy from raising rents that would not be immediately offset by the increased rent levels.  During the second quarter of 2004, economic occupancy decreased below our targeted threshold to continue our tactical focus on rent growth.  As a result, we have adjusted tactics to focus on increasing economic occupancy back to acceptable levels given current economic fundamentals in our markets.  We expect that operating fundamentals for our business will improve as job growth, and the balance between supply and demand, improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  We expect job growth to continue in our markets, but it is uncertain whether, and to what extent, the national economy and related job growth will improve in 2004.

         On a same store basis, we expect (1) total property revenues in 2004 to decline slightly from 2003 levels and (2) property operating and maintenance expenses for 2004 to increase over 2003 levels generally in line with inflation.  We intend to capitalize on our expectations of improving operating fundamentals by increasing our investment activity for both acquisition and development of new communities.  At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

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

Issuances of Common Operating Partnership Units

       Since the IPO, the Operating Partnership has issued a total of 4,487 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of parcels of land for future development.  The most recent issuance of common units on June 17, 2004 was related to the acquisition of a parcel of land for the future development of an apartment community expected to comprise 418 apartment homes upon completion.  The purchase price of $12.3 million was financed in part through the issuance of 66 common units.

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

Common Equity Repurchase Program

        Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash from time to time upon their presentation for redemption by unitholders. As of June 30, 2004, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

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

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

       In May 2004, we sold an apartment community located in Atlanta comprising 603 apartment homes.  The community was secured by $10.5 million of tax-exempt fixed-rate bonds that had a scheduled maturity date of January 2025.  The net proceeds from the sale of $25.6 million were used to defease the $10.5 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred $1.0 million of debt extinguishment costs, including $0.6 million of defeasance costs and $0.4 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations, net of the $0.1 million portion of the costs attributable to the minority interest of common unitholders, as “debt extinguishment costs associated with the sale of real estate assets, net of minority interest.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of this community, exclusive of the debt extinguishment costs, was $14.2 million, or $12.4 million, net of the $1.8 million portion of the gain attributable to the minority interest of common unitholders, and was recognized in the second quarter of 2004.
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

        Historical operating results, gains and debt extinguishment costs associated with the sale of real estate assets are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Note 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

         In June 2004, we sold a 50% interest in two apartment communities located in South Florida comprising 411 apartment homes in connection with the formation of a new joint venture, GN Apartment Fund LLC.  This transaction did not meet the criteria for gain recognition.  See “GN Apartment Fund LLC” below for further discussion.

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

Community Acquisitions

       In June 2004, we acquired an apartment community located in Dallas comprising 30 apartment homes for approximately $2.0 million in cash.

         In June 2004, we acquired an apartment community located in Atlanta comprising 272 apartment homes for approximately $32.9 million in cash.

         In December 2003, we acquired an apartment community for renovation located in South Florida comprising 36 apartment homes for approximately $4.1 million in cash.   This community is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes.

        In July 2003, we acquired an apartment community located in Washington, D.C. comprising 211 apartment homes for approximately $54.6 million in cash, including approximately $1.6 million of closing costs.

        In May 2003, we acquired an apartment community located in Dallas comprising 334 apartment homes for approximately $33.5 million in cash.

        In February 2003, we acquired an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $30.2 million in cash.

Other Acquisitions

       In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire (San Bernardino/Riverside) areas at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of June 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

       In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated (“Archstone Management Business”).  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $5.4 million was paid in three installments and was based on the retention of the contracts acquired.  The final installment of $1.1 million was determined and paid in the second quarter of 2004.

GN Apartment Fund LLC

         The GN Apartment Fund LLC was formed in June 2004.  Our ownership interest in this venture is 50%.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters and as property manager.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture.  Our venture partner, New York State Teachers' Retirement System ("NYSTRS"), as advised by JP Morgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in Temecula, CA comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash.  Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

       In connection with this transaction, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets.  We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire.

Senior Unsecured Note Exchange

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

Revenue Recognition

       Rental: We lease our residential properties under operating leases with terms generally equal to one year or less.   In the second quarter of 2004, we changed our revenue recognition policy for our communities under lease-up whereby we began recognizing revenue on a straight-line basis for these communities.  This did not have a significant impact on our financial statements. Rental income for the rest of our communities is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

       Property management: We provide property management services to third parties and unconsolidated joint ventures. Property management fees are recognized when earned.

       Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended June 30, 2004 and 2003, we recognized $0.5 million and $0.4 million, respectively, in development and construction fees under related contracts with gross billings of $10.1 million and $8.0 million, respectively.  During the six months ended June 30, 2004 and 2003, we recognized $0.9 million and $1.0 million, respectively, in development and construction fees under related contracts with gross billings of $18.9 million and $19.4 million, respectively.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Discontinued Operations

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  We sold one  operating apartment community during the first quarter of 2004 and one operating apartment community during the second quarter of 2004.  As of June 30, 2004 we had three operating apartment communities that were under contract for sale and were classified as held for sale.   During 2003, we sold the following operating apartment communities:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these ten wholly-owned assets sold, or classified as held for sale, are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at December 31, 2003.

       During the second quarter of 2004, we contributed our interest in two operating apartment communities, Gables Palma Vista and Gables Wellington, to the GN Apartment Fund LLC, a joint venture in which we have a 50% interest.  Due to our continuing involvement with the operations of these two communities, the operating results of these assets are included in continuing operations for all periods presented.

Results of Operations

Comparison of operating results for the three months ended June 30, 2004  (the “2004 Period”) to the three months ended June 30, 2003 (the “2003 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2004 Period and the 2003 Period is summarized as follows:

	Number of 2004 Period Apt. Homes	2004 Period	2003 Period	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
Sold communities (c)
   Total property revenues

	14,852 728 2,403 2,161 411 20,555	$39,899 1,862 7,760 4,323 1,170 $55,014	$41,062 1,849 5,426 569 1,499 $50,405	$(1,163) 13 2,334. 3,754. (329) $ 4,609.	-2.8% 0.7% 43.0% 659.8% -21.9% 9.1%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$14,938 216 2,960 1,301 489 $19,904	$14,658 203 2,200 213 499 $17,773	$ 280 13. 760 1,088 (10) $2,131.	1.9% 6.4% 34.5% 510.8% -2.0% 12.0%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
  Sold communities (c)
   Total property net operating income (NOI)

		$24,961 1,646 4,800 3,022 681 $35,110	$26,404 1,646 3,226 356 1,000 $32,632	$(1,443) -. 1,574. 2,666. (319) $ 2,478	-5.5% 0.0% 48.8% 748.9% -31.9% 7.6%
Total property NOI as a percentage of total property revenues		63.8%	64.7%	-	-0.9%

(a)  Communities that were owned and fully stabilized throughout both the 2004 Period and the 2003 Period ("same-store").

(b)  Communities that were under development/lease-up, in renovation or not fully operational, or acquired subsequent to April 1, 2004, as applicable.  Includes the results of Gables Augusta, Gables Beach Park, Belmar, Gables Druid Hills, Gables Floresta, Gables Grandview, Gables Parkwood, Gables Rock Springs and Gables Woodley Park.

(c)  Communities that were sold subsequent to April 1, 2003.   Includes the results of Gables Palma Vista and Gables Welliington which we contributed to the GN Apartment Fund LLC in the 2004 Period.

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

      Total property revenues increased $4,609, or 9.1%, from $50,405 to $55,014 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 2.8% decrease in same-store performance as a result of supply and demand fundamentals in our markets along with a decrease resulting from the contribution of two communities to a new joint venture during the 2004 Period.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $2,131, or 12.0%, from $17,773 to $19,904 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 1.9% due to increases in maintenance, marketing and redecorating expenses partially offset by decreases in property tax expense.

        Additional information for the 56 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2004	Physical Occupancy	Economic Occupancy	% Change from the 2003 Period to the 2004 Period in
Market	Apartment Homes	Period NOI	in the 2004 Period (a)	in the 2004 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	3,310	27.4%	94.9%	92.7%	0.8%	3.1%	5.9%	1.7%
Houston	3,857	24.0%	92.7%	90.7%	-2.7%	-6.0%	-2.3%	-8.1%
Atlanta	3,614	19.8%	92.7%	88.2%	-3.9%	-5.3%	5.9%	-11.5%
Austin	1,677	12.4%	89.1%	88.0%	-1.4%	-3.9%	-7.0%	-1.8%
Dallas	1,300	11.3%	95.2%	93.5%	0.3%	-2.6%	0.5%	-4.3%
Washington, D.C.	82	1.9%	96.4%	96.3%	2.6%	3.9%	9.6%	2.0%
Other	1,012	3.2%	87.3%	78.8%	-7.0%	-5.7%	13.9%	-21.4%
Totals	14,852	100.0%	92.9%	90.1%	-1.7%	-2.8%	1.9%	- 5.5%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $127, or 6.5%, from $1,951 to $2,078 due primarily to a net increase of approximately 1,500 apartment homes managed for third parties and unconsolidated joint ventures from an average of 24,400 in the 2003 Period to 25,900 in the 2004 Period.  This net increase in units managed is due primarily to the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services revenues decreased $116, or 8.0%, from $1,453 to $1,337 due primarily to a decrease of $414 in corporate rental housing revenue due to volume declines in services rendered.  This decrease was offset in part by an increase of $88 in development and construction fee revenue and an increase of $210 in brokerage services revenue.  Such increases were due to volume increases in services rendered.

        Interest income decreased $56, or 63.6%, from $88 to $32 due to a decrease in interest-bearing deposits and a decrease in interest rates.

        Other revenues increased $379, or 512.2%, from $74 to $453 due primarily to income earned during the 2004 Period related to various non-routine items.

        Real estate asset depreciation and amortization increased $1,909, or 16.9%, from $11,283 to $13,192 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

        Property management expense for communities owned by us and third parties increased $469, or 12.9%, from $3,644 to $4,113 due to increased support costs and an increase of approximately 1,200 apartment homes under management from an average of 45,400 in the 2003 Period to an average of 46,600 in the 2004 Period due primarily to the May 2003 acquisition of the Archstone Management Business, the May 2004 acquisition of IGPM and the lease-up of additional owned communities.  These increases were offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services expense decreased $75, or 6.9%, from $1,085 to $1,010 due primarily to a decrease in corporate rental housing expenses of $110 due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $541, or 5.2%, from $10,349 to $10,890.  An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.

        Amortization of deferred financing costs increased $34, or 7.1%, from $482 to $516 due primarily to increased financing costs associated with the modification of our unsecured revolving credit facility in December 2003.

        General and administrative expense increased $479, or 21.1%, from $2,272  to $2,751 due primarily to increases in professional fees, internal acquisition costs associated with the acquisition of operating apartment communities and abandoned real estate pursuit costs.

        Corporate asset depreciation and amortization increased $232, or 48.1%, from $482 to $714 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.

        Equity in income of joint ventures decreased $40, or 40.0%, from $100 to $60 due to a non-recurring adjustment recorded to depreciation expense in the 2004 Period.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2004 Period and the 2003 Period is as follows:

2004 Period							Total
Stabilized (a)		Development & Lease-up (b)		Acquisitions (c)		Sales (d)	Total		2003 Period

Our share of joint venture results:
Rental and other property revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Property net operating income (NOI)
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations (FFO)
Gain on sale of operating real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in
   operating communities
Average percent occupied during the period

$ 1,086 ( 447 639 ( 254 ( 12 ( 10 363 - ( 362 $ 1 7 2,492 92%	) ) ) ) )	$ 163 ( 70 93 ( 21 ( 5 ( 1 66 - ( 50 $ 16 1 297 91%	) ) ) ) )	$ 354 ( 124 230 ( 97 ( 3 ( 4 126 - ( 83 $ 43 4 943 92%	) ) ) ) )	$ - - - - - - - - - $ - - - -	$1,603 ( 641 962 ( 372 ( 20 ( 15 555 - ( 495 $ 60 12 3,732 92%	) ) ) ) )	$1,182 ( 492 690 ( 213 ( 17 ( 11 449 - ( 349 $ 100 9 2,975 83%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2004 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2004 Period.
(c) Communities that were acquired subsequent to April 1, 2004.  Includes the results of Gables Palma Vista, Gables Wellington, Gables Solana Ridge and Gables
     Tuscany Ridge from the June 9, 2004 GN Apartment Fund LLC joint venture formation date.
(d) Communities that were sold subsequent to April 1, 2004.

      Minority interest of preferred unitholders in Operating Partnership decreased $1,078, or 100.0%, from $1,078 to $0 due to the $50 million redemption of the Series B Preferred Units in November 2003.

        Income from discontinued operations, net of minority interest, increased $10,904, or 924.9%, from $1,179 to $12,083 due primarily to the $12,419 gain on sale of discontinued operations, net of minority interest, recognized in the 2004 Period.

        Dividends to preferred shareholders increased $521, or 31.2%, from $1,672 to $2,193 due primarily to the $75 million issuance of our Series D Preferred Shares in May 2003.

Comparison of operating results for the six months ended June 30, 2004  (the “2004 Period”) to the six months ended June 30, 2003 (the “2003 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2004 Period and the 2003 Period is summarized as follows:

	Number of 2004 Period Apt. Homes	2004 Period	2003 Period	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
Sold communities (c)
   Total property revenues

	14,852 728 2,113 2,451 411 20,555	$80,002 3,724 12,975 9,250 2,698 $108,649	$82,687 3,700 9,356 1,290 3,053 $100,086	$(2,685) 24. 3,619. 7,960. (355) $ 8,563.	-3.2% 0.6% 38.7% 617.1% -11.6% 8.6%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
  Sold communities (c)
   Total property operating and maintenance expenses

		$29,802 431 4,987 3,233 1,012 $39,465	$29,185 407 3,852 532 990 $34,966	$ 617 24. 1,135 2,701 22. $4,499.	2.1% 5.9% 29.5% 507.7% 2.2%. 12.9%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period, but not in the 2003 Period
Communities not stabilized in the 2004 Period (b)
  Sold communities (c)
   Total property net operating income (NOI)

		$50,200 3,293 7,988 6,017 1,686 $69,184	$53,502 3,293 5,504 758 2,063 $65,120	$(3,302) -. 2,484. 5,259. (377) $ 4,064	-6.2% 0.0% 45.1% 693.8% -18.3% 6.2%
Total property NOI as a percentage of total property revenues		63.7%	65.1%	-	-1.4%

(a)  Communities that were owned and fully stabilized throughout both the 2004 Period and the 2003 Period ("same-store").

(b)  Communities that were under development/lease-up, in renovation or not fully operational, or acquired subsequent to January 1, 2004, as applicable.  Includes the results of Gables Augusta, Gables Beach Park, Belmar, Gables Druid Hills, Gables Floresta, Gables Grandview, Gables Parkwood, Gables Ravello, Gables Rock Springs and Gables Woodley Park.

(c)  Communities that were sold subsequent to January 1, 2003. Includes the results of Gables Palma Vista and Gables Wellington which we contributed to the GN Apartment Fund LLC in the 2004 Period.

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

      Total property revenues increased $8,563 or 8.6%, from $100,086 to $108,649 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 3.2% decrease in same-store performance as a result of supply and demand fundamentals in our markets along with a decrease resulting from the contribution of two communities to a new joint venture during the 2004 Period.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $4,499, or 12.9%, from $34,966 to $39,465 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 2.1% due to increases in redecorating, maintenance, payroll and property tax expenses partially offset by decreases in utilities and landscaping expenses.

        Additional information for the 56 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2004	Physical Occupancy	Economic Occupancy	% Change from the 2003 Period to the 2004 Period in
Market	Apartment Homes	Period NOI	in the 2004 Period (a)	in the 2004 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	3,310	27.1%	94.8%	92.8%	-0.2%	1.1%	4.5%	-0.5%
Houston	3,857	23.9%	93.3%	91.4%	-2.5%	-5.6%	1.1%	-9.4%
Atlanta	3,614	20.2%	92.9%	89.3%	-2.5%	-5.1%	2.9%	-9.4%
Austin	1,677	12.5%	91.1%	90.0%	-1.2%	-4.3%	-4.6%	-4.1%
Dallas	1,300	11.1%	95.0%	93.0%	-0.1%	-2.8%	0.6%	-4.6%
Washington, D.C.	82	1.8%	95.4%	95.1%	-0.8%	0.7%	10.3%	-2.6%
Other	1,012	3.4%	88.1%	80.3%	-6.1%	-4.7%	12.4%	-17.6%
Totals	14,852	100.0%	93.3%	90.8%	-1.7%	-3.2%	2.1%	-6.2%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $432, or 11.4%, from $3,800 to $4,232 due primarily to a net increase of approximately 2,100 apartment homes managed for third parties and unconsolidated joint ventures from an average of 23,700 in the 2003 Period to 25,800 in the 2004 Period.  This net increase in units managed is due primarily to the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services revenues decreased $775, or 23.3%, from $3,326 to $2,551 due primarily to a decrease of $819 in corporate rental housing revenue and a decrease of $65 in development and construction fee revenue due to volume declines in services rendered.  These decreases were offset in part by an increase of $109 in brokerage services revenue due to volume increases in services rendered.

        Interest income decreased $121, or 75.2%, from $161 to $40 due to a decrease in interest-bearing deposits and a decrease in interest rates.

        Other revenues increased $739, or 615.8%, from $120 to $859 due primarily to income earned during the 2004 Period related to various non-routine items.

        Real estate asset depreciation and amortization increased $3,913, or 17.2%, from $22,731 to $26,644 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, as well as a non-recurring adjustment recorded to depreciation in the 2004 Period of $707.

        Property management expense for communities owned by us and third parties increased $1,269, or 17.8%, from $7,130 to $8,399  due to increased support costs and an increase of approximately 2,300 apartment homes under management from an average of 44,400 in the 2003 Period to an average of 46,700 in the 2004 Period due primarily to the May 2003 acquisition of the Archstone Management Business, the May 2004 acquisition of IGPM and the lease-up of additional owned communities.  These increases were offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services expense decreased $236, or 10.2%, from $2,310 to $2,074 due primarily to a decrease in corporate rental housing expenses of $152 and a decrease in development and construction expenses of $100.  Such decreases are due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $806, or 3.9%, from $20,732 to $21,538.  An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.

        Amortization of deferred financing costs increased $115, or 12.7%, from $906 to $1,021 due primarily to increased financing costs associated with the modification of our unsecured revolving credit facility in February 2003 and December 2003.

        General and administrative expense increased $1,120, or 24.3%, from $4,605 to $5,725 due primarily to increases in professional fees, travel expenses related to our national meeting in the 2004 Period, abandoned real estate pursuit costs, insurance costs and long-term compensation costs.

        Corporate asset depreciation and amortization increased $388, or 47.1%, from $824 to $1,212 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.

        Equity in income of joint ventures increased $349, or 179.0%, from $195 to $544 due primarily to the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner, resulting in a $432 gain recognized in the 2004 Period.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2004 Period and the 2003 Period is as follows:

2004 Period									Total
Stabilized (a)		Development & Lease-up (b)		Acquisitions (c)		Sales (d).		Total		2003 Period

Our share of joint venture results:
Rental and other property revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Property net operating income (NOI)
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations (FFO)
Gain on sale of operating real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in
    operating communities
Average percent occupied during the period

$ 2,132 ( 873 1,259 ( 505 ( 23 ( 18 713 - ( 675 $ 38 7 2,492 91%	) ) ) ) )	$ 309 ( 135 174 ( 42 ( 11 ( 3 118 - ( 96 $ 22 1 297 86%	) ) ) ) )	$ 354 ( 124 230 ( 97 ( 3 ( 4 126 - ( 83 $ 43 4 943 92%	) ) ) ) )	$ 97 ( 43 54 ( 11 ( 1 ( 1 41 432 ( 32 $ 441 1 186 94%	) ) ) ) )	$2,892 ( 1,175 1,717 ( 655 ( 38 ( 26 998 432 ( 886 $ 544 13 3,918 91%	) ) ) ) )	$2,328 ( 959 1,369 ( 421 ( 33 ( 31 884 - ( 689 $ 195 9 2,975 82%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2004 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2004 Period.
(c) Communities that were acquired subsequent to January 1, 2004.  Includes the results of Gables Palma Vista, Gables Wellington, Gables Solana Ridge and Gables Tuscany Ridge from the June 9, 2004 GN Apartment Fund formation date.
(d) Communities that were sold subsequent to January 1, 2004.

      Minority interest of preferred unitholders in Operating Partnership decreased $2,156, or 100.0%, from $2,156 to $0 due to the $50 million redemption of the Series B Preferred Units in November 2003.

        Income from discontinued operations, net of minority interest, increased $8,265, or 127.2%, from $6,497 to $14,762 due primarily to the $14,498 gain on sale of discontinued operations, net of minority interest, recognized in the 2004 Period, partially offset by the $4,075 gain on sale of discontinued operations, net of minority interest, recognized in the 2003 Period.

                Dividends to preferred shareholders increased $1,871, or 74.4%, from $2,516 to $4,387 due primarily to the $75 million issuance of our Series D Preferred Shares in May 2003.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

        Net cash provided by operating activities from continuing operations increased from $41,292 for the six months ended June 30, 2003 to  $43,766 for the six months ended June 30, 2004 due to a change in other liabilities between periods of  $921, a change in other assets between periods of  $563 and an increase of  $1,513 in income from continuing operations (a) before specified non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, minority interest of unitholders in Operating Partnership, long-term compensation expense and  (b) after operating distributions received from joint ventures.  Such increases were offset in part by a change in restricted cash between periods of  $523. Net cash provided by operating activities from discontinued operations decreased from $6,088 to $2,549 due to the disposition of discontinued operations in 2003 and 2004.

        We used $106,521 of net cash in investing activities for the six months ended June 30, 2003 compared to  $71,153 for the six months ended June 30, 2004.  During the six months ended June 30, 2004, we expended (1) $109,425 related to acquisition, development, construction and renovation expenditures, (2) $4,711 related to recurring value retention capital expenditures for operating apartment communities, (3) $2,558 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, (4) $7,745 related to our investment in joint ventures and (5) $2,592 related to other investments.   During the six months ended June 30, 2004, we received cash of  (1) $52,602 in connection with the sale of discontinued operations, (2) $1,696 in connection with the sale of undeveloped land and (3) $1,580 from the sale of our joint venture real estate asset interest. During the six months ended June 30, 2003, we expended (1) $111,991 related to acquisition, development, construction and renovation expenditures, (2) $5,225 related to recurring value retention capital expenditures for operating apartment communities, (3) $4,348 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, (4) $2,802 related to other investments and (5) $892 related to our investment in joint ventures.  During the six months ended June 30, 2003, we received cash of  $18,737 in connection with the sale of discontinued operations.

        We had  $61,805 of net cash provided by financing activities for the six months ended June 30, 2003 compared to $26,686 for the six months ended June 30, 2004. During the six months ended June 30, 2004, we received net proceeds of $77,542 from net borrowings and $5,313 from the exercise of share options.  We expended (1) $44,625 in common and preferred dividends and distributions, (2) $10,922 of principal escrow payments deposited into escrow, net, (3) $617 of debt extinguishment costs associated with the sale of real estate assets and (4) $5 in deferred financing costs, net.  During the six months ended June 30, 2003, we received net proceeds of (1) $72,419 from the issuance of our Series D Preferred Shares, (2) $28,152 from net borrowings and  (3) $4,347 from the exercise of share options. We expended (1) $41,631 in common and preferred dividends and distributions, (2) $1,220 in deferred financing costs and (3) $262 of principal escrow payments deposited into escrow, net.

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

Contractual Obligations

        A summary of our contractual obligations at June 30, 2004 is as follows:

	Payments Due by Year

	2004	2005	2006	2007	2008	2009 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 680	$ 1,383	$ 1,281	$ 1,379	$ 972	$ 2,071	$ 7,766
Balloon principal payments due at maturity (a), (b)	48,365	332,596	245,449	206,398	90,200	117,194	1,040,202
Total notes payable	49,045	333,979	246,730	207,777	91,172	119,265	1,047,968

Operating leases (c)	1,139	2,316	2,258	2,060	1,707	34,618	44,098

Deferred purchase price of IGPM (d)	-	327	327	-	-	-	654

Manditorily redeemable Series Z Preferred Shares (e)	-	-	-	-	2,250	4,500	6,750

Total	$50,184	$336,622	$249,315	$209,837	$95,129	$158,383	$1,099,470

(a)     Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.
(b)    The $48,365 of tax-exempt fixed-rate bonds were remarketed on July 1, 2004 as tax-exempt variable-rate bonds.  The bonds are enhanced by unsecured letters of credit which have an initial maturity of July 1, 2005 and a one-year extension option.

(c)     Includes two ground leases relating to apartment communities owned and operated by us.

(d)    Amount represents the maximum amount contingently payable for the contracts in place at the acquisition date in accordance with the purchase agreement.

(e)     Includes cumulative dividends of $2,250 from the June 1998 issuance date that are payable in June 2008.  Dividends from June 2008 to the June 2018 mandatory redemption date are payable annually and thus are excluded from the preceding table.

        We have various standing or renewable service contracts with vendors related to the operation of our communities.  These contracts have terms generally equal to one year or less and provide for cancellation with insignificant or no penalties.

        In addition to these contractual obligations, we currently have nine communities under development that are expected to comprise 2,548 apartment homes upon completion.  The estimated costs to complete the development of these assets total $155 million at June 30, 2004, including $4 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $36 million in construction loan proceeds and $119 million in borrowings under our credit facilities described below.  We also have an indirect 20% interest in one development community that is expected to comprise 76 apartment homes upon completion.  As of June 30, 2004, we had fulfilled our funding commitment related to this community.  The remaining $3 million of the costs to complete this community are expected to be funded by construction loan proceeds.

        At June 30, 2004, we owned two parcels of land on which we intend to develop two communities that we currently expect will comprise 679 apartment homes upon completion.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,136 apartment homes upon completion.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

$300 Million Credit Facility

        We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005.  This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively.  Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%.  Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios.  There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.  At June 30, 2004, we had outstanding under the facility (1) $150 million in borrowings outstanding under the competitive bid option at an average interest rate of 1.58% and (2) $49 million of letters of credit, including $46 million of letters of credit enhancing four tax-exempt variable rate notes payable totaling $45 million.  Thus, we had $101 million of availability under the facility at June 30, 2004.  We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date, however there can be no assurance that such renewal and/or renegotiation will occur.

$37.5 Million Borrowing Facility

        We have a $37.5 million unsecured borrowing facility with a bank that has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $17.8 million in borrowings outstanding under this facility at June 30, 2004 at an interest rate of 1.85%.

$10 Million Credit Facility

        We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005.  Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility.  We had $3.0 million in borrowings outstanding under this facility at June 30, 2004 at an interest rate of 2.12%.

Secured Construction Loans

        We have committed fundings under eight construction-related financing vehicles for four wholly-owned development communities totaling $78.1 million from a bank. At June 30, 2004, we had drawn $42.2 million under these variable-rate financing vehicles and therefore have  $35.9 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.15% at June 30, 2004.

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

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage are: (1) our total debt may not exceed 57.5% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may be not less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 175% of our total unsecured debt; (6) our tangible net worth may not be less than $749.6 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

         Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of June 30, 2004.  The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $216.7 million at June 30, 2004.  We have a $7.1 million maximum limited payment guaranty on two joint venture construction loans with committed fundings aggregating $21.8 million.  At June 30, 2004, there is $19.2 million of principal outstanding under these loans and the portion of this that is recourse to us is $5.8 million.  We do not believe that we will have any funding obligations under this limited payment guaranty.  The remaining $197.5 million of joint venture indebtedness is not recourse to us.

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

Development and Lease-up Communities at June 30, 2004:

					Percent at June 30, 2004

Actual or Estimated Quarter of

Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete				Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)	Complete	Leased	Occupied				(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III (b)	193	$ 19	$ 17	7%	--	--	1 Q 2004	1 Q 2005	4 Q 2005	1 Q 2006
Austin, TX	Gables Grandview (c)	458	56	4	93%	43%	33%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2005
Dallas, TX	Gables Uptown Place (c)	311	44	34	2%	--	--	2 Q 2004	4 Q 2005	3 Q 2006	4 Q 2006
Houston, TX	Gables Augusta (c)	312	33	4	86%	52%	31%	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Houston, TX	Gables River Oaks (c)	144	20	15	3%	--	--	2 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
South FL	Gables Floresta	311	39	3	89%	57%	41%	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
South FL	Gables Montecito (d)	450	61	51	6%	--	--	2 Q 2004	3 Q 2005	4 Q 2006	1 Q 2007
Tampa, FL	Gables Beach Park	166	23	1	98%	74%	65%	1 Q 2003	4 Q 2003	3 Q 2004	4 Q 2004
Washington, D.C.	Gables Rothbury Square	203	25	22	--	--	--	3 Q 2004	3 Q 2005	1 Q 2006	2 Q 2006
	Wholly-Owned Totals	2,548	$ 320	$ 151
Co-Investment Development/Lease-up Community:
Tampa, FL	Gables West Park Village III (e)	76	$ 10	$ 3 (f)	67%	--	--	4 Q 2003	--	4 Q 2004	--
	Co-Investment Totals	76	$ 10	$ 3

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.

(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.

(c) These communities are secured by construction loans with an aggregate committed capacity of $78 million, of which $42 million was outstanding at June 30, 2004.

(d) We are developing single-family lots adjacent to this community and have such lots under contract for sale once development is complete. Amounts pertaining to the single-family lots have been excluded from the disclosure above.  At June 30, 2004, $9 million in costs have been incurred pertaining to the single family lots, and the estimated cost to complete is $4 million. Such costs are included in construction in progress in the accompanying consolidated balance sheet.

(e) This community is owned by the GRAP JV Two, in which we hold an indirect 20% interest, and is expected to be sold to a condominium converter upon completion.

(f) Construction loan proceeds are expected to fund all $3 million of the costs to complete at June 30, 2004.

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

Stabilized Communities at June 30, 2004

	No. of Apt.	June 30, 2004		June 30, 2004 Market Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Druid Hills
Gables Metropolitan I (JV)
Gables Metropolitan II (JV)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Paces
Gables Rock Springs I & II
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
  Totals/Averages

South FL
 Belmar
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista (JV)
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington (JV)
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
  Totals/ Averages

Houston,  TX
Gables Austin Colony
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater

104 162 182 272 435 274 438 183 82 80 365 315 310 140 268 380 312 384 284 252 546 5,768 36 444 180 252 296 480 246 189 249 343 180 172 312 222 300 368 328 168 4,765 237 252 317 292		94% 94% 99% --- 91% 94% 92% 97% 95% 91% 96% 96% 94% 96% 85% 93% 92% 90% 90% 96% 94% 93% --- 95% 94% 93% 97% 97% 91% 94% 95% 96% 95% 98% 95% 91% 94% 95% 93% 96% 95% 92% 90% 95% 95%	(a) (b) (c)

$1,042
778
792
1,066
1,215
1,270
768
1,469
1,164
1,900
1,237
947
972
632
685
574
663
818
818
836
       863
   $ 932

$936
796
 1,081
962
956
914
1,579
1,647
1,567
1,557
1,311
1,015
894
1,079
861
806
845
    890
$1,066

$ 941
842

878
878

$0.84
1.03
0.93
0.94
1.08
1.14
0.83
0.96
0.75
1.15
1.10
0.89
0.82
0.69
0.71
0.58
0.67
0.75
0.70
0.84
   0.76
$0.86

$0.61
0.81
1.11
0.80
0.79
1.01
1.25
1.14
1.12
1.12
0.96
1.18
1.07
0.93
0.82
0.84
0.84
  0.74
$0.96

$0.96
0.99

1.09
1.00

Stabilized Communities at June 30, 2004 (continued)

	No. of Apt.	June 30, 2004	June 30, 2004 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Houston, TX(continued)
 Gables Lions Head
Gables Metropolitan Uptown
Gables of First Colony
Gables Piney Point
 Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
  Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Ellis Street
Gables Knoxbridge
Gables Mirabella
Gables Parkwood
Gables Spring Park
Gables State Thomas Townhomes
Gables State Thomas Ravello
Gables Turtle Creek
Gables Valley Ranch
  Totals/Averages

Austin, TX
 Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Gables West Avenue
   Totals/Averages

Memphis, TN
 Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
   Totals/Averages

Nashville, TN
 Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
   Totals/Averages

277 318 324 246 581 474 140 140 259 3,857 108 232 245 334 126 30 188 177 290 150 319 2,199 308 160 256 273 276 148 256 239 1,916 345 464 500 1,309 254 364 276 272 1,166		96% 91% 96% 94% 92% 88% 94% 96% 94% 93% 97% 95% 95% 95% 98% 80% 91% 95% 96% 98% 95% 95% 95% 89% 91% 78% 93% 92% 90% 92% 90% 94% 90% 91% 91% 93% 88% 88% 87% 89%

$  769
891
1,002
862
936
940
780
767
    714
$ 880

 $1,313
1,422
1,520
1,055
1,149
822
947
1,815
1,584
1,219
     877
$1,268

 $1,105
1,397
990
1,402
804
1,156
1,339
  1,429
$1,189

 $911
701
   700
$756

 $953
688
667
   660
$734

$ 0.91
0.98
1.01
0.93
0.92
0.92
0.93
0.91
   0.82
$0.95

 $1.21
1.35
1.26
1.24
1.26
1.31
0.90
1.21
1.39
1.21
   0.86
$1.19

 $1.16
1.20
1.01
1.49
0.97
1.06
1.43
  1.67
$1.25

 $0.92
0.75
  0.80
$0.81

 $0.84
0.73
0.74
  0.69
$0.75

Stabilized Communities at June 30, 2004 (continued)

	No. of Apt.	June 30, 2004	June 30, 2004 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Orlando, FL
 Gables Chatham Square
Gables North Village
The Commons at Little Lake Bryan
    Totals/Averages

Tampa, FL
 Gables West Park Village I (JV)
Gables West Park Village II (JV)
 Totals/Averages

Inland Empire, CA
 Gables Solana Ridge (JV)
Gables Tuscany Ridge (JV)
    Totals/Averages

Washington, D.C.
 Gables Dupont Circle
Gables Woodley Park
   Totals/Averages

	448 315 280 1,043 320 297 617 312 220 532 82 211 293	100% 96% 100% 99% 92% 94% 93% 92% 90% 92% 98% --- 98%	(e)	$ --- 1,143 --- $1,143 $1,188 1,170 $1,179 $1,129 1,143 $1,135 $2,731 2,222 $2,364	(d) (d)	$ --- 0.86 --- $0.86 $0.95 0.98 $0.96 $1.21 1.22 $1.22 $2.80 2.57 $2.64	(d) (d)
Grand Totals/Averages	23,465	93%		$1,018		$0.98

(a) (b) (c) (d) (e)

This community is not fully operational as of June 30, 2004; therefore, occupancy is based on apartment homes available for lease.
This community was in lease-up upon our acquisition in June 2004.  At June 30, 2004, the community was 78% occupied.
This community was acquired by us in December 2003 for renovation and was 64% occupied at June 30, 2004.  This community is adjacent to a land parcel that Gables acquired in January 2004 for the future development of an estimated 261 apartment homes.
This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.
This community was in lease-up upon our acquisition in July 2003.  At June 30, 2004, the community was 92% occupied.

Portfolio Indebtedness Summary at June 30, 2004
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Total fixed-rate indebtedness
	$ 498,578 117,055 48,365 $ 663,998	6.59% 7.82% 4.75% 6.67%	6.59% 7.82% 4.75% 6.67%	2.39 4.48 0.00 2.58	(c)

Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (d) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 170,806 42,209 $ 383,970	1.10% 1.62% 3.15% 1.55%	2.08% 1.62% 3.15% 1.99%	2.62 0.87 2.25 1.80
Total portfolio debt (e), (f)	$1,047,968	4.79%	4.96%	2.30

(a)   Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b)  Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c)  The $48,365 of tax-exempt fixed-rate bonds were remarketed on July 1, 2004 as tax-exempt variable-rate bonds.  The bonds are enhanced by unsecured letters of credit which have an initial maturity of July 1, 2005 and a one-year extension option.

(d)  Our credit facilities bear interest at various spreads over LIBOR.  For purposes of the years to maturity disclosure, all such indebtedness is presented using the May 2005 maturity date of our $300,000 unsecured credit facility.

(e)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 2004 for purposes of interest capitalization were $142,241.

(f)  Excludes (i) $62,138 of indebtedness related to a joint venture in which we own a 50% interest, (ii) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (iii) $86,741 of  indebtedness related to joint ventures in which we own a 20% interest, and (iv) $51,446 of conventional indebtedness related to a joint venture in which we own an 8.26% interest.

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

       We present FFO with a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets.  These debt extinguishment costs are incurred when the sale of an asset encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment.  Such costs are excluded from the gain on sale of real estate assets reported in accordance with GAAP because the debt was not part of the disposal group.  However, we view the debt extinguishment costs associated with the sale of real estate assets as an incremental cost of the sale transaction because we extinguished the debt in connection with the consummation of the sale transaction and we had no intent to extinguish the debt absent such transaction.  We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

A reconciliation of FFO available to common shareholders from net income available to common shareholders (the most directly comparable GAAP measure to FFO available to common shareholders) is as follows:

	Three Months . Ended June 30, .			Six Months Ended June 30,
	2004		2003	2004		2003
Net income available to common shareholders Minority interest of common unitholders in Operating Partnership: Continuing operations Discontinued operations Total	$15,309 465 1,729 2,194		$4,385 745 276 1,021	$20,356 816 2,121 2,937		$13,633 1,676 1,536 3,212

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	13,192 488 495 14,175		11,283 1,480 349 13,112	26,644 1,260 886 28,790		22,731 3,097 689 26,517
Gain on sale of operating real estate assets: Wholly-owned real estate assets - discontinued operations Joint venture real estate assets Total	(14,198 - (14,198	) )	- - -	(16,580 (432 (17,012	) ) )	(5,042 - (5,042	) )
FFO available to common shareholders – basic and diluted	$17,480		$18,518	$35,071		$38,320
Debt extinguishment costs associated with the sale of real estate assets	$ 986		-	$ 986		-

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – basic and diluted	$18,466		$18,518	$36,057		$38,320
Average common shares and units outstanding - basic	33,461		30,416	33,369		30,359
Average common shares and units outstanding - diluted	33,548		30,520	33,487		30,429

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at June 30, 2004 or December 31, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

       We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

       There was no change in internal control over financial reporting that occurred in the second quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.
Part II – Other Information

Item	1:			Legal Proceedings
None

Item	2:			Changes in Securities

As of June 30, 2004, the Operating Partnership had 79 holders of common units (one general partner and 78 limited partners).  During the period commencing on April 1, 2004 and ending on June 30, 2004, we issued 50,737 shares, valued at approximately $1,644,189 at the time of issuance, to three limited partners of the Operating Partnership in exchange for 50,737 common units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

Item	3:			Defaults Upon Senior Securities
None

Item	4:

Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 21,2004.  Our shareholders voted to elect
Marcus E. Bromley, James D. Motta and Chris C. Stroup to serve as Class I Trustees.  These
Class I Trustees were elected to serve until our 2007 annual meeting and until their successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned trustees are listed below:

                                                                                                        Votes
                                                                      Votes                     Withheld
                                                                    Cast For                      From

Marcus E. Bromley                                    17,381,959               9,135,771
James D. Motta                                          25,063,964               1,453,766
Chris C. Stroup                                          26,214,694                  303,036

Our shareholders also voted to approve the 2004 Equity Incentive Plan authorizing the issuance of up to 1,250,000 common shares of beneficial interest.  The votes cast for, against, abstained and no vote are listed below:

Votes Cast For         Votes Cast Against         Votes Abstained           No Vote

19,130,669                        2,725,614                             90,959                      4,570,488

Item	5:			Other Information
None

Item	6:			Exhibits and Reports on Form 8-K
		(a)		Exhibits
		*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
		*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
		**	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
* Filed herewith
** Furnished herewith

		(b)		Reports on Form 8-K

A Form 8-K was furnished to the Securities and Exchange Commission on May 10, 2004 to disclose our first quarter 2004 earnings press release and press release supplements dated May 10, 2004.

A Form 8-K was filed with the Securities and Exchange Commission on June 7, 2004 to disclose a press release announcing the acquisition of Income Growth Property Management, Inc. (“IGPM”) and the agreement with New York State Teachers’ Retirement System (“NYSTRS”) to enter into joint venture arrangements to acquire and develop assets in the San Diego, Inland Empire and Washington D.C. markets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES RESIDENTIAL TRUST
Date:	August 9, 2004	/s/ Marvin R. Banks, Jr.
Date:	August 9, 2004

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)