Form 10-K
period 2004-12-31
GABLES RESIDENTIAL TRUST
filed 2005-03-16
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12590

GABLES RESIDENTIAL TRUST
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-2077868 (I.R.S. employer identification no.)
777 Yamato Road, Suite 510 Boca Raton, FL (Address of principal executive offices)	33431 (Zip Code)

Registrant's telephone number, including area code: (561) 997-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

7.50% Series D Cumulative Redeemable Preferred Shares of
Beneficial Interest, par value $0.01 per share	New York Stock Exchange

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

(1) Yes ☒	No ☐
(2) Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒   No ☐

As of June 30, 2004, the aggregate market value of the 28,925,635 common shares held by non-affiliates of the Registrant was $982,893,077 based upon the closing price of $33.98 per share on the New York Stock Exchange on such date. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 28, 2005, there were 29,339,350 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in Gables' Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 17, 2005 is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2004

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

ITEM 1.  BUSINESS

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We are a REIT formed in 1993 under Maryland law to continue and expand the apartment community operations of our privately owned predecessor organization. We completed our initial public offering on January 26, 1994. Our executive offices are located at 777 Yamato Road, Suite 510, Boca Raton, Florida 33431. Our common shares are listed on the NYSE under the symbol GBP and our Series D Preferred Shares are listed on the NYSE under the symbol GBP PrD. Substantially all of our business is conducted through and all of our interests in property are held by or through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. At December 31, 2004, we were an 87.8% economic owner of the common equity of the Operating Partnership.

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

In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and are able to proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of development, construction, acquisition and disposition. Since 1982, we have been involved in the development and construction, acquisition and disposition of approximately 37,000, 23,000 and 36,000 apartment homes, respectively.

Operating Strategy. We adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand. We believe that such communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high occupancy levels and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins over the long-term that exceed national averages for the apartment sector and sustainable growth in operating cash flow.

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

Human Resources Strategy. Our aim is to be the employer of choice within the industry, with a mission of Taking Care of the Way People Live ® . A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated multifamily apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 11% of our associates have tenure in excess of 10 years. Average tenure for executive officers, vice presidents and regional managers, and property managers is approximately 14 years, 10 years and 4 years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

We believe our success with human resource strategies is due primarily to our empowerment of associates and our career development and training. The results of our business operations are based ultimately on a series of local decisions. We believe the best way to run our business is to equip the most qualified people to make the best possible decisions. By empowering associates to make decisions at a local level, we increase customer and associate satisfaction. We operate each of our apartment communities as a business unit. Property managers and other on-site associates are responsible for achieving economic goals associated with revenues, occupancy and expenses relative to their macro-market, in addition to maintaining assets to a high standard in order to ensure long-term success potential. Empowering associates with responsibility and encouraging decision making requires hiring the highest caliber associates and allocating extensive resources to training and career development.

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

A key component to achieving our objectives is the alignment of interests between associates and shareholders. Share ownership is prevalent throughout our organization and includes property and maintenance managers as well as members of the board of trustees. Over 30% of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

Capital Strategy. Real estate investments are capital intensive. As a result, capital allocation decisions significantly impact total return to shareholders. Our objective is to produce unleveraged internal rates of return ("IRRs") during our investment hold period that exceed our long-term weighted average cost of capital. An integral part of our capital strategy involves maintaining financial flexibility via a conservative balance sheet that is investment grade. We have investment grade, senior unsecured debt ratings from Moody's Investors Service and Standard and Poor's of Baa3 and BBB, respectively. Our Series C-1 Preferred Shares and Series D Preferred Shares are rated by those firms at Ba1 and BBB-, respectively. We believe our conservative credit profile provides security for shareholders and is a competitive advantage over companies without the financial flexibility associated with investment grade balance sheets.

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

As of December 31, 2004, we managed 96 multifamily communities for third parties and unconsolidated joint ventures, comprising 25,752 apartment homes. These fee management contracts are maintained with a total of approximately 50 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

2004 Significant Events. Apartment fundamentals on a national basis continued to deteriorate slowly during most of 2004 as a result of the economic recession and associated job losses in prior years. In addition, low mortgage rates continued to result in an increase in home purchases by apartment residents. Reduced interest rates also contributed to an increase in earnings multiples used by investors to acquire apartments. These increased earnings multiples resulted in very attractive asset disposition prices for apartments despite declines in operating results. In 2004, we sold our ownership interest in 14 communities comprising 4,370 apartment homes and three land parcels for $251 million. Such sale transactions generated gains in accordance with generally accepted accounting principles (“GAAP”) of $85.6 million.

In late 2003, our research indicated the outlook for operating fundamentals was beginning to improve in several of our markets as job growth began to occur and near term forward supply trends began to taper off. As a result, in 2004, we selectively acquired five wholly-owned communities comprising 735 apartment homes for $101 million and we commenced construction of five wholly-owned communities comprising 1,301 apartment homes with total budgeted costs of $170 million. As the national economy recovers, we believe the markets we have selected for investment will lead job growth formation which ultimately produces apartment demand. We intend to capitalize on these improving fundamentals by increasing our investment activity for both acquisition and development of new communities. At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

In mid 2004, we established a full service operating and investment platform in Southern California with the acquisition of Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition, and the employment of a local investment officer.

In mid 2004, we reached agreement with New York State Teachers' Retirement System ("NYSTRS"), advised by JP Morgan Fleming Asset Management, to acquire and develop $800 million of assets primarily in the San Diego, Inland Empire, and Washington, D.C. markets. Our venture with NYSTRS, in which we have a 50% ownership interest, has invested approximately $204 million in San Diego and the Inland Empire. To date, the venture has invested approximately $310 million of its $800 million target.

In early 2005, we completed the sales activity that we had earmarked for late 2004 with the disposition of six communities comprising 1,879 apartment homes for $127 million. The gain from the sale of these communities was approximately $34.5 million.  Additionally, in early 2005, we acquired a community comprising 480 apartment homes for $47 million.

The 2004 and early 2005 sale communities were located in non-core markets such as Tampa, Orlando, Nashville and Memphis and suburban areas in our core markets of Atlanta and South Florida and had an average age of 17 years. The redeployment of the sale proceeds into the acquisition and development of new communities in EPN locations resulted in a reduction of the average age of our portfolio to 9 years after giving effect to the completion of our development communities. In addition, we expect that approximately 90% of our revenues in 2005 will be generated from communities in EPN locations. This is a substantial upgrade in the quality of our portfolio in terms of location, age and quality of construction.

Apartment Portfolio. As of December 31, 2004, we owned 72 stabilized multifamily apartment communities comprising 18,277 apartment homes, an indirect 60% interest in two stabilized apartment communities comprising 709 apartment homes, an indirect 51% interest in one stabilized apartment community comprising 211 apartment homes, an indirect 50% interest in three stabilized apartment communities comprising 1,163 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes and an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes. We also owned 12 multifamily apartment communities under development or in lease-up at December 31, 2004 that are expected to comprise 2,984 apartment homes upon completion. In addition, as of December 31, 2004, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise an estimated 362 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,387 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprises 93%, 92% and 91% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Management Structure. We have been responsible for the development or acquisition of approximately 60,000 apartment homes since 1982 and our senior management team has, on average, in excess of 16 years experience in the multifamily industry. We provide a full range of integrated real estate services through a team of approximately 1,350 associates who have expertise in property operations, development, construction, acquisition and disposition. We maintain offices in Atlanta, Austin, Boca Raton, Dallas, Houston, San Diego and Washington, D.C., each with its own fully integrated organization, including experienced in-house management, development, construction, acquisition and disposition teams with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which empowers highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance and accounting functions are controlled by a central staff located in Atlanta.

Competitive Advantages. We believe that we have several competitive advantages that will assist us in achieving our objective of producing total returns that exceed the NAREIT Apartment Index. These advantages include:

•
A fully integrated organization: a fully integrated organization with a track record of approximately 22 years in all phases of real estate property management, development, construction, rehabilitation, acquisition, disposition, financing and marketing.

•
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

•
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

The Operating Partnership

Structured as an UPREIT, the Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or indirectly through subsidiaries, all of our assets. As of December 31, 2004, we held directly, or indirectly through Gables GP, 87.8% of the common equity of the Operating Partnership. Through Gables GP, our wholly-owned subsidiary that is the sole general partner of the Operating Partnership, we control the Operating Partnership. The board of directors of Gables GP, the members of which are the same as the members of our board of trustees, manages the affairs of the Operating Partnership by directing the affairs of the general partner of the Operating Partnership. Our limited partner and indirect general partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our economic interest and entitle us to vote on all matters requiring a vote of the limited partners.

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

Competition

All of our communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as on the rents charged. We may be competing for development and acquisition opportunities with others that have greater resources than we do, including other REITs. The home affordability index in most of our markets is above the national average; therefore, most of our communities must compete for residents against new and existing homes and condominiums. This competitive environment is partially offset by the propensity to rent for households in our markets which in all cases exceeds the national average.

The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past 22 years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.

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

We believe that no ACMs were used in connection with the construction of our communities or will be used in connection with future construction. Our environmental assessments have revealed the presence of "potentially friable" ACMs at two of our acquired communities. We have programs in place to maintain and monitor ACMs. We believe our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties that would involve substantial expenditure, and we do not believe that compliance with applicable environmental laws or regulations will have an adverse material effect on us, our financial condition or results of operations.

In addition, studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there currently are no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the U.S. Environmental Protection Agency ("EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than four picocuries per liter of air (the "Recommended Action Level").  The presence of radon in concentrations equal to or greater than the Recommended Action Level in a community may adversely affect our ability to rent apartment homes in that community and the market value of the community.

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

Finally, mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture issue remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not uncommon, there has been increased awareness in recent years that particular molds may, in some instances, lead to adverse health effects, including allergic or other reactions.  To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture.  We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of their presence regardless of whether we or the resident believe a health risk is presented.  However, no assurances can be made that mold or excessive moisture will be detected and remediated in a timely manner.  If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. No assurances can be made that we will have full coverage under our existing policies for property damage or liabilities to third parties arising as a result of exposure to mold or a claim of exposure to mold at a particular property.

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

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of our completed communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our development properties, but with appropriate exceptions given the undeveloped nature of these properties. There are, however, particular types of losses, such as losses arising from acts of war or catastrophic acts of nature that are not insured, in part or in full because they are either uninsurable or not economically practical to insure in management’s view, given the cost of the insurance after consideration of the resulting coverage levels and related deductibles, limits and exclusions. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a particular property as well as the anticipated future revenues from the property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any uninsured loss or loss in excess of insured limits would adversely affect us.

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

Tax Matters

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our annual ordinary taxable income at the REIT level to shareholders. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. Even if we qualify as a REIT, we may be subject to state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.

We utilize Gables Residential Services, a taxable REIT subsidiary, to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

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

Financing and Equity Capital Policies. Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 2004 market value of our outstanding common shares and units plus total consolidated debt and preferred shares at liquidation value, was 42.7% at December 31, 2004. Excluding construction-related indebtedness, this ratio was 39.6% at December 31, 2004. This ratio will fluctuate with changes in the market price of our common shares and the number of outstanding common shares and units or other forms of shares or units of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company's assets and operations, we believe that, in most circumstances, the debt to fair market value ratio may provide an alternative indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of indebtedness. Estimates of the fair market value of our assets are not always readily available through public channels due to the inherent complexity associated with valuing each of our assets. During time periods when the public valuation of equity securities is in-line with the private valuation of real estate assets, the debt to total market capitalization ratio may provide an alternative indication of leverage for a company whose assets are primarily income-producing real estate and could be evaluated along with the debt service coverage and underlying components of indebtedness.

We currently have a policy of incurring debt only if the ratio of debt to total market capitalization, assuming total market capitalization and fair market value of our assets are in-line, would be 60% or less. Our declaration of trust and bylaws do not, however, limit the amount or the percentage of indebtedness that we may incur. In addition, we may from time to time modify our debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of our communities, general conditions in the market for debt and equity securities, fluctuations in the market price of common shares, growth opportunities and other factors. Accordingly, we may increase our debt to total market capitalization ratio beyond the limits described above. We are, however, subject to certain indebtedness limitations pursuant to the restrictive covenants of our existing debt agreements. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).To the extent that our board of trustees authorizes us to obtain additional capital, we may raise capital through asset dispositions, additional equity offerings, including the issuance of senior securities, debt financings or retention of cash flow as allowable under the Code in order to maintain REIT tax status, or a combination of these methods. We presently anticipate that any additional borrowings would be made through the Operating Partnership, although we might incur indebtedness, the proceeds of which would be loaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property owning entity, and may have full or limited recourse to all or any portion of our assets, the Operating Partnership or any existing or new property owning entity. Indebtedness incurred by us may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any of our borrowings may be used for working capital, to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. We currently have senior unsecured debt ratings of BBB from Standard and Poor's and Baa3 from Moody's Investors Service.

Our board of trustees has the authority, without further shareholder approval, to issue additional authorized common shares and preferred shares or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We have in the past, and may in the future, issue one or more series of additional preferred shares that could have dividend, voting, liquidation and other rights and preferences that are senior to those of our common shares. Existing shareholders will have no preemptive right to additional shares issued in any offering, and any offering might cause a dilution of their investment. We have in the past issued preferred shares in connection with an acquisition, and may in the future, issue common or preferred shares in connection with an acquisition. We have in the past, and may in the future, issue units of partnership interest in the Operating Partnership in connection with acquisitions of property. Our Series C-1 Preferred Shares and Series D Preferred Shares currently have ratings of BBB- from Standard and Poor's and Ba1 from Moody's Investors Service.  We intend to adhere to financing policies that will allow us to maintain these credit ratings.

Conflict of Interest Policies. As part of their employment agreements, each of Chris Wheeler (Executive Chairman of the Board of Trustees), David Fitch (Chief Executive Officer and President) and Marvin Banks (Senior Vice President and Chief Financial Officer) is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under specified circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment community management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements for Mr. Wheeler, Mr. Fitch and Mr. Banks terminate on January 1, 2006. These agreements are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement's expiration that the agreement will not be renewed.

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

Senior Management may engage in some permissible competitive activities, although potentially competitive with us. These activities which are similar to the activities described in the preceding paragraph, include any proposed activity that is fully disclosed to and approved by the chairman of the board of trustees, any proposed activity which involves either fewer than 30 multifamily residential units or a total value of less than $3.0 million, and relates to a multifamily property that is not located within a five mile radius of our existing or proposed properties, and any activity by a trustee, if such activity is an incidental or non-recurring part of the regular duties and responsibilities associated with his or her employment.

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

Reporting Policies. Our annual reports, including our audited financial statements, periodic reports, current reports and other information, including exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are available free of charge in the "SEC Filings" section of our website located at http://www.gables.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

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

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates. The market and economic conditions in metropolitan areas of our current markets in the United States may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in those markets, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in those markets include the following:

•	the economic climate which may be adversely impacted by plant closings, industry slowdowns and other factors;

•	real estate conditions such as an oversupply of, or a reduced demand for, apartment homes;

•	decline in household formation that adversely affects occupancy or rental rates;

•	the inability or unwillingness of residents to pay rent increases;

•
the potential effect of rent control or rent stabilization laws, or other laws regulating housing, on any of our communities, which could prevent us from raising rents to offset increases in operating costs; and

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

Any of these risks could adversely affect our ability to achieve our desired or anticipated yields on our communities and to make expected distributions to shareholders.

Increased competition and low mortgage interest rates could limit our ability to lease apartment homes or increase or maintain rents. Our apartment communities in metropolitan areas compete with numerous housing alternatives in attracting residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing single-family homes and condominiums for sale. Competitive residential housing in a particular area or housing alternatives that are made competitive by a low mortgage interest rate environment could adversely affect our ability to lease apartment homes and to increase or maintain rents.

Failure to generate sufficient revenue could limit cash flow available for distributions to shareholders. If our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our apartment communities:

•	the national and local economic climates;

•	local real estate market conditions, such as oversupply of apartment homes;

•	the perceptions by prospective residents of the safety, convenience and attractiveness of our communities and the neighborhoods in which they are located;

•	our ability to provide adequate management, maintenance and insurance; and

•	increased operating costs including real estate taxes and insurance.

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

Acquisitions may not yield anticipated results. We intend to continue to acquire multifamily apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:

•	The acquired community may fail to perform as we expected in analyzing our investment; and

•	Our estimate of the costs of any necessary repositioning or redeveloping the acquired community may prove inaccurate.

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

Policy of limiting debt level may be changed and our indebtedness may increase. As of December 31, 2004, we had approximately $1.0 billion in total debt outstanding and our ratio of debt to total market capitalization was 42.7%. While our current policy is not to incur debt that would make our ratio of debt to total market capitalization greater than 60%, assuming total market capitalization and fair market value of our assets are in-line, neither our declaration of trust and bylaws nor the Operating Partnership’s organizational documents contain any such limitations. The governing agreements for our unsecured indebtedness, including our credit facilities and the indenture related to our senior unsecured notes, and certain of our secured indebtness, contain financial covenants that limit, but do not restrict, our total outstanding indebtedness. As a result, we may incur additional debt and thus increase our ratio of debt to total market capitalization. In addition, in the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt. Further, the indenture governing our senior unsecured notes does not contain any provisions that would afford holders of such notes protection in the event of a highly leveraged or similar transaction involving us or any of our affiliates or a reorganization, restructuring, merger, sale of all or substantially all of our assets or similar transaction involving the Operating Partnership that may adversely affect the holders of the unsecured senior notes.

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

Rising interest rates would increase interest costs and could affect the market price of our securities. We expect to incur variable-rate debt under credit facilities and other interim financing vehicles in connection with the acquisition, construction and renovation of multifamily apartment communities in the future, as well as for other purposes. In addition, we have tax-exempt bonds, as described more fully below, that bear interest at a variable rate.  Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding securities. From time to time, when we anticipate offerings of debt securities, we may seek to decrease our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts in the form of rate locks. Also, from time to time, we rely on interest rate hedging contracts to offset our exposure to moving interest rates with respect to debt financing arrangements at variable interest rates in the form of rate caps and rate swaps. The settlement of interest rate hedging contracts may involve charges to earnings that may be material in amount.

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

Compliance or failure to comply with Americans with Disabilities Act (“ADA”) and other similar laws could result in substantial costs.  The ADA generally requires that public accommodations, including office buildings and hotels be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distributions to our shareholders.

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

Potential liability for environmental contamination and related matters could result in substantial costs. We are in the business of acquiring, owning, operating and developing real estate assets. From time to time, we will sell to third parties some of our assets. Under various federal, state and local environmental laws, we may be required, often regardless of our knowledge or responsibility but solely because of our current or previous ownership or operation of real estate, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at those properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by us in connection with any contamination. These costs could be substantial. The presence of such substances or the failure to properly remediate the contamination may materially and adversely affect our ability to borrow against, sell or rent the affected asset. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with the contamination.

Finally, mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture issue remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not uncommon, there has been increased awareness in recent years that particular molds may, in some instances, lead to adverse health effects, including allergic or other reactions. As a result, the presence of mold at a community we own could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community's residents or the complete rehabilitation of the community. In addition, the presence of mold at a community could expose us to other liabilities.  No assurances can be made that we will have full coverage under our existing policies for property damage or liabilities to third parties arising as a result of exposure to mold or a claim of exposure to mold at a particular property.

Potential liability for losses not covered by insurance could result in substantial costs. We may incur casualty losses that are not covered by insurance. We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. There are, however, particular types of losses, such as losses arising from acts of war or catastrophic acts of nature that are not insured, in part or in full because they are either uninsurable or not economically practical to insure in management’s view, given the cost of the insurance after consideration of the resulting coverage levels and related deductibles, limits and exclusions. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a particular property as well as the anticipated future revenues from the property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected community and the capital we have invested in the affected community; depending on the specific circumstances of the affected community it is possible that we could be liable for any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

ITEM 2.  PROPERTIES

As of December 31, 2004, we owned or had an interest in 81 stabilized communities comprising 21,237 apartment homes, and owned or had an interest in 12 development/lease-up communities comprising 2,984 apartment homes. The communities, comprising a total of 24,221 apartment homes, are located in Texas, Georgia, Florida, San Diego/Inland Empire, CA, Washington, D.C. and Tennessee.   The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

	Number of Communities			Number of Apartment Homes			Percent
Metropolitan Area	Stabilized	Development/ Lease-up	Total	Stabilized	Development/ Lease-up	Total	of Total Apartment Homes

Atlanta, GA (a)	22	2	24	6,092	641	6,733	27.8%
Houston, TX	14	2	16	4,169	171	4,340	17.9%
South Florida (b)	13	3	16	3,157	1,022	4,179	17.3%
Dallas, TX	13	3	16	2,308	489	2,797	11.6%
Austin, TX	8	1	9	1,916	458	2,374	9.8%
San Diego/Inland Empire, CA (c)	3	-	3	1,284	-	1,284	5.3%
Orlando, FL	3	-	3	1,043	-	1,043	4.3%
Memphis, TN (d)	2	-	2	809	-	809	3.3%
Washington, D.C. (e)	2	1	3	293	203	496	2.0%
Tampa, FL	1	-	1	166	-	166	0.7%
Totals	81	12	93	21,237	2,984	24,221	100.0%

(a)
Includes a stabilized community comprising 435 apartment homes owned by the Gables Residential Apartment Portfolio JV LLC (“GRAP JV”), which is 40% owned by Southeast Residential Member LLC, an independent third party, and 60% owned by Gables. Also includes a stabilized community comprising 274 apartment homes owned by the Gables Residential Apartment Portfolio JV Two LLC (“GRAP JV Two”), which is 40% owned by Southeast Residential Member Two LLC, an independent third party, and 60% owned by Gables.

(b)
Includes a stabilized community comprising 189 apartment homes and a stabilized community comprising 222 apartment homes, each of which are owned by the GN Apartment Fund LLC, which is 50% owned by New York State Teachers’ Retirement System (“NYSTRS”), an independent third party, and 50% owned by Gables.

(c)
Includes a stabilized community comprising 752 apartment homes owned by the Summerset Village LLC, which is 50% owned by NYSTRS and 50% owned by Gables. Also includes a stabilized community comprising 312 apartment homes and a stabilized community comprising 220 apartment homes, each of which are 98% owned by the GN Apartment Fund LLC and 2% owned by NYSTRS.

(d)
Includes a stabilized community comprising 345 apartment homes owned by the Arbors of Harbor Town Joint Venture (“Harbortown JV”), which is 50% owned by The Northwestern Mutual Life Insurance Company, an independent third party, and 50% owned by Harbor Town Partners, which is 50% owned by Island Properties Associates, an independent third party, and 50% owned by Gables.

(e)	Includes a stabilized community comprising 211 apartment homes owned by the Henry Adams House Apartments LLC, which is 49% owned by NYSTRS and 51% owned by Gables.

Stabilized Communities. Of the 81 stabilized communities owned at December 31, 2004, we have developed 37 communities comprising 10,086 apartment homes and acquired 44 communities comprising 11,151 apartment homes. We manage and operate all of the stabilized communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 2004, the communities had an average monthly market rental rate per apartment home of $1,076 or $1.04 per square foot and a physical occupancy rate of 95%. The average age of the communities is approximately eleven years.

Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. All of our communities have high-speed internet access. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our stabilized communities at December 31, 2004 follows:

			Stabilized Community Features as of December 31, 2004
								Physical	Monthly
		No. of	Approx.		Year		Average	Occupancy	Market Rent at
		Apt.	Rentable	Total	Constructed/	Year	Unit Size	At	12/31/04 per
Community (a)		Homes	Sq. Ft. (b)	Acreage	Renovated	Acquired	(Sq. Ft.)	12/31/04	Home	Sq. Ft.
Atlanta, GA
Briarcliff Gables		104	128,976	5.2	1995	--	1,240	94%	$1,042	$0.84
Buckhead Gables	(c)	162	122,548	3.5	1994	1994	756	96%	778	1.03
Gables Cityscape		182	141,550	5.5	1989	1994	778	92%	858	1.01
Gables Druid Hills	(d)	272	309,642	24.7	2003	2004	1,138	93%	1,067	0.94
Gables Lindbergh		324	329,450	8.0	2001	2004	1,017	91%	1,110	1.09
Gables Metropolitan I	(e)	435	487,472	15.0	2000	--	1,121	92%	1,217	1.09
Gables Metropolitan II	(e)	274	304,239	5.8	2002	--	1,110	91%	1,270	1.14
Gables Mill		438	406,676	36.1	1988	1997	928	94%	768	0.83
Gables Montclair		183	280,701	9.9	2002	--	1,534	93%	1,479	0.96
Gables Northcliff		82	127,990	12.7	1978	1997	1,561	93%	1,164	0.75
Gables Paces		80	131,645	2.6	2002	--	1,646	93%	1,900	1.15
Gables Rock Springs I & II		365	409,747	19.9	1988-04	1997	1,123	94%	1,302	1.16
Gables Vinings	(d)	315	336,735	15.2	1997	--	1,069	91%	950	0.89
Gables Walk		310	367,226	19.7	1996-97	1997	1,185	93%	967	0.82
Gables Wood Arbor	(d), (f)	140	127,540	9.9	1987	--	911	99%	632	0.69
Gables Wood Crossing	(d), (f)	268	257,012	22.3	1985-86	--	959	94%	685	0.71
Gables Wood Glen	(f)	380	377,340	23.8	1983	--	993	92%	595	0.60
Gables Wood Knoll	(f)	312	311,064	19.6	1984	--	997	92%	663	0.67
Roswell Gables I	(d)	384	417,288	28.3	1995	--	1,087	96%	793	0.73
Roswell Gables II	(d)	284	334,268	28.3	1997	--	1,177	96%	793	0.67
Spalding Gables	(d)	252	249,333	11.2	1995	--	989	93%	836	0.85
Wildwood Gables	(c), (d)	546	619,710	37.9	1992-93	1991	1,135	95%	863	0.76
Total/Averages		6,092	6,578,152	365.1			1,080	93%	$946	$0.87

Houston, TX
Gables Augusta	(d)	312	273,388	4.3	2004	-	876	96%	$1,280	$1.46
Gables Austin Colony	(d)	237	231,621	11.0	1984	1998	977	91%	941	0.96
Gables Cityscape		252	214,824	6.8	1991	--	852	98%	815	0.96
Gables CityWalk/					1990/	--/
Waterford Square		317	255,823	8.7	1985	1992	807	95%	837	1.04
Gables Edgewater		292	257,339	12.2	1990	--	881	93%	878	1.00
Gables Lions Head	(d)	277	233,796	10.3	1983	1998	844	95%	770	0.91
Gables Metropolitan Uptown		318	290,141	8.9	1995	--	912	97%	903	0.99
Gables of First Colony		324	321,848	13.3	1996	1997	993	95%	1,002	1.01
Gables Piney Point	(d)	246	227,880	7.5	1994	--	926	97%	862	0.93
Gables Pin Oak Green		581	592,709	14.4	1990	1996	1,020	96%	867	0.85
Gables Pin Oak Park		474	483,740	11.9	1992	1996	1,021	95%	883	0.87
Gables Rivercrest I		140	118,020	5.1	1982	1987	843	94%	780	0.93
Gables Rivercrest II	(d)	140	118,020	5.0	1983	1998	843	91%	761	0.90
Gables Windmill Landing	(d)	259	224,689	9.8	1984	1998	868	95%	714	0.82
Total/Averages		4,169	3,843,838	129.2			922	95%	$890	$0.96

South FL
Belmar	(g)	36	54,948	4.4	1982	2003	1,526	---	$1,511	$0.99
Gables Boca Place		180	175,812	9.4	1984	1998	977	98%	1,097	1.12
Gables Boynton Beach I		252	302,148	18.0	1996	1998	1,199	96%	982	0.82
Gables Boynton Beach II		296	357,653	15.9	1997	1998	1,208	97%	976	0.81
Gables Kings Colony	(d)	480	435,824	18.8	1986	1998	908	98%	948	1.04
Gables Mizner on the Green		246	311,176	8.9	1996	1998	1,265	97%	1,594	1.26
Gables Palma Vista	(h)	189	273,606	12.0	2000	--	1,448	98%	1,665	1.15
Gables San Michele I		249	348,358	32.4	1998	1998	1,399	95%	1,567	1.12
Gables San Michele II		343	475,506	32.4	2000	--	1,386	94%	1,557	1.12
Gables San Remo		180	245,014	11.8	1995	1998	1,361	96%	1,319	0.97
Gables Town Colony	(d)	172	147,724	10.0	1985	1998	859	100%	1,027	1.20
Gables Town Place	(d)	312	260,192	13.0	1987	1998	834	89%	914	1.10
Gables Wellington	(h)	222	256,472	12.7	1998	1998	1,155	97%	1,088	0.94
Total/Averages		3,157	3,644,433	199.7			1,154	96%	$1,208	$1.05

			Stabilized Community Features as of December 31, 2004
								Physical	Monthly
		No. of	Approx.		Year		Average	Occupancy	Market Rent at
		Apt.	Rentable	Total	Constructed/	Year	Unit Size	At	12/31/04 per
Community (a)		Homes	Sq. Ft. (b)	Acreage	Renovated	Acquired	(Sq. Ft.)	12/31/04	Home		Sq. Ft.

Dallas, TX
Gables Ellis Street		245	294,351	6.5	2003	--	1,201	90%		$1,479		$1.23
Gables Highland Park		55	107,553	1.9	2001	2004	1,956	87%		3,121		1.60
Gables Knoxbridge		334	283,426	9.8	1994/1996	2003	849	94%		1,055		1.24
Gables Mirabella		126	114,902	1.4	1996	1997	912	96%		1,150		1.26
Gables Normandy		54	63,174	2.7	1950	2004	1,170	83%		1,141		0.98
Gables Parkwood		30	18,897	0.7	1950	2004	630	77%		822		1.31
Gables Pearl Street		108	117,688	3.6	1995	--	1,090	96%		1,313		1.21
Gables Spring Park		188	198,178	12.3	1996	--	1,054	96%		909		0.86
Gables State Thomas Ravello		290	330,624	3.0	2003	--	1,140	92%		1,545		1.35
Gables State Thomas Townhomes		177	264,728	7.1	2002	--	1,496	94%		1,721		1.15
Gables Turtle Creek Cityplace	(d)	232	244,056	7.1	1995	1997	1,052	93%		1,422		1.35
Gables Turtle Creek Dominion	(d)	150	150,930	3.1	1995	1996	1,006	92%		1,219		1.21
Gables Valley Ranch	(d)	319	325,534	14.8	1994	--	1,020	97%		886		0.87
Total/Averages		2,308	2,514,041	74.0			1,089	93%		$1,290		$1.18

Austin, TX
Gables at the Terrace	(d)	308	292,292	18.6	1998	1998	949	93%		$1,105		$1.16
Gables Barton Creek	(d)	160	185,846	11.6	1998	2000	1,162	95%		1,397		1.20
Gables Bluffstone		256	251,909	32.7	1998	--	984	92%		990		1.01
Gables Central Park		273	257,043	6.9	1997	--	942	96%		1,362		1.45
Gables Great Hills		276	228,930	23.7	1993	--	829	96%		818		0.99
Gables Park Mesa		148	161,540	24.3	1992	1997	1,091	97%		1,156		1.06
Gables Town Lake		256	239,264	12.0	1996	--	935	96%		1,340		1.43
Gables West Avenue		239	205,088	2.8	2000	2003	858	98%		1,435		1.67
Total/Averages		1,916	1,821,912	132.6			951	95%		$1,186		$1.25

San Deigo/Inland Empire, CA
Gables Solana Ridge	(i)	312	290,224	18.7	1999	2004	930	96%		$1,151		$1.24
Gables Summerset	(j)	752	587,424	36.7	1987	2004	781	97%		1,241		1.59
Gables Tuscany Ridge	(i)	220	206,736	13.6	1999	2004	940	95%		1,165		1.24
Total/Averages		1,284	1,084,384	69.0			845	96%		$1,206		$1.43

Washington, D.C.
Gables Dupont Circle	(d)	82	79,895	0.5	1998	2001	974	95%		$2,748		$2.82
Gables Woodley Park	(k)	211	182,057	0.9	2001	2003	863	93%		2,170		2.51
Total/Averages		293	261,952	1.4			894	94%		$2,332		$2.61

Orlando, FL
Gables Chatham Square	(l)	448	503,263	29.6	2001	--	1,123	100%	$	---	$	---
Gables North Village	(f)	315	418,985	21.3	2002	--	1,330	97%		1,176		0.88
The Commons at Little Lake Bryan	(l)	280	289,436	16.5	1998	--	1,034	100%		---		---
Total/Averages		1,043	1,211,684	67.4			1,162	99%		$1,176		$0.88

Memphis, TN
Arbors of Harbortown	(m)	345	341,258	15.0	1991	--	989	94%		$911		$0.92
Gables Cordova	(f)	464	434,461	32.2	1986	--	936	92%		703		0.75
Total/Averages		809	775,719	47.2			959	93%		$792		$0.83

Tampa, FL
Gables Beach Park		166	208,744	6.0	2004	--	1,257	98%		$1,667		$1.33
Total/Averages		166	208,744	6.0			1,257	98%		$1,667		$1.33

TOTALS		21,237	21,944,859	1,091.6			1,033	95%		$1,076		$1.04

(a)
Except as noted in notes (e), (h), (i), (j), (k) and (m), we hold fee simple title to each of the communities. Except as noted in notes (d), (e), (h), (i), (j), (k) and (m), the communities are unencumbered.

(b)
In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida, San Diego/Inland Empire, CA, and Washington, D.C. markets, rentable area is measured using only the air conditioned area.

(c)	These communities were originally constructed as follows: Buckhead Gables - 1964 and Wildwood Gables - 1972.
(d)	The denoted communities secure indebtedness totaling $309.3 million as of December 31, 2004.
(e)
Gables Metropolitan I is owned by the GRAP JV and Gables Metropolitan II is owned by the GRAP JV Two. We hold an indirect 60% interest in each of the GRAP JV and the GRAP JV Two. These communities secure indebtedness totaling $46.5 million at December 31, 2004.

(f)	These communities were sold subsequent to December 31, 2004.
(g)
This community was acquired in December 2003 for renovation and was 22% occupied at December 31, 2004. This community is adjacent to the Gables Marbella development community which, is expected to comprise 261 apartment homes upon completion.

(h)	These communities are 100% owned by the GN Apartment Fund LLC, in which we own an indirect 50% interest. These communities secure indebtedness totaling $30.7 million at December 31, 2004.
(i)
These communities are 98% owned by the GN Apartment Fund LLC, in which we own an indirect 50% interest. These communities secure indebtedness totaling $32.1 million at December 31, 2004. The GN Apartment Fund LLC’s proportionate share of such indebtedness is $31.4 million at December 31, 2004.

(j)	This community is owned by the Summerset Village LLC, in which we own an indirect 50% interest. This community secures indebtedness of $75.0 million at December 31, 2004.
(k)	This community is owned by the Henry Adams House Apartments LLC, in which we own an indirect 51% interest. This community secures indebtedness of $35.6 million at December 31, 2004.
(l)	These communities are leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.
(m)	This community is owned by the Harbortown JV, in which we own an indirect 25% interest. This community secures indebtedness of $16.4 million at December 31, 2004.

Development and Lease-up Communities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development and lease-up communities at December 31, 2004 follows:

								Actual or Estimated Quarter of
		No. of	Total					Constr-	Initial	Constr-
		Apt.	Budgeted	Cost to	Percent at December 31, 2004			uction	Occu-	uction	Stabilized
Metropolitan Area	Community	Homes	Cost	Complete	Complete	Leased	Occupied	Start	pancy	End	Occupancy	(a)
			(millions)	(millions)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III(b)	193	$19	$12	34%	--	--	1 Q 2004	1 Q 2005	4 Q 2005	4 Q 2005
Houston, TX	Gables Upper Kirby (c)	144	21	12	24%	--	--	2 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
Houston, TX	Gables Kipling	27	6	5	--	--	--	1 Q 2005	1 Q 2006	1 Q 2006	3 Q 2006
Washington, D.C.	Gables Rothbury	203	25	16	22%	--	--	3 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
Dallas, TX	Gables Uptown Place (c)	311	44	29	16%	--	--	2 Q 2004	4 Q 2005	3 Q 2006	4 Q 2006
Dallas, TX	Gables West Village	75	9	6	--	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
Dallas, TX	Gables City Place Block 7(c)	103	15	13	--	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
South FL	Gables Montecito (d)	450	61	46	9%	--	--	2 Q 2004	4 Q 2005	1 Q 2007	2 Q 2007
South FL	Gables Marbella	261	60	45	--	--	--	1 Q 2005	1 Q 2006	2 Q 2007	3 Q 2007
Atlanta, GA	Gables Metropolitan III	448	62	47	--	--	--	1 Q 2005	2 Q 2006	2 Q 2007	4 Q 2007
	Wholly-Owned totals	2,215	$322	$231

Wholly-Owned Completed Communities in Lease-up:
South FL	Gables Floresta	311	$39	$-	100%	90%	89%	1 Q 2003	4 Q 2003	4 Q 2004	1 Q 2005
Austin, TX	Gables Grandview	458	56	-	100%	71%	68%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2005
	Wholly-Owned totals	769	$95	$-

	Grand total	2,984

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.
(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.
(c) These communities are secured by construction loans with an aggregate committed capacity of $35.1 million, of which $11.1 million was outstanding at December 31, 2004.
(d) We are developing single-family lots adjacent to this community and have such lots under contract for sale. Amounts pertaining to the single-family lots have been excluded from the disclosure above. At December 31, 2004, $11.2 million in costs have been incurred pertaining to the single family lots, $4.2 million of sale proceeds have been collected to date and the estimated cost to complete is $2.3 million. Net costs incurred to date of $7.0 million are included in construction in progress in the accompanying consolidated balance sheets.

Undeveloped Land. As of December 31, 2004, we owned a parcel of land in Houston on which we intend to develop an apartment community that we currently expect will comprise an estimated 362 apartment homes upon completion. We also owned additional parcels of land at December 31, 2004; however, we do not currently intend to develop apartment communities on this land in the foreseeable future. Instead, we intend to sell these land parcels on an as-is basis. There can be no assurance of when or if our undeveloped land will be developed or sold.

Land Acquisition Rights. As of December 31, 2004, we had rights to acquire the following ten parcels of land, either through options or long-term conditional contracts, on which we would intend to develop ten apartment communities that we currently expect will comprise an estimated 2,387 apartment homes upon completion.  Options and long-term conditional contracts generally enable us to acquire the land shortly before the start of construction, which reduces development-related risks, as well as preserves capital.

Metropolitan Area	Estimated Number of Apartment Homes
Austin, TX	323
Austin, TX	136
Austin, TX	300
Dallas, TX	229
Dallas, TX	254
Dallas, TX	272
Dallas, TX	62
Houston, TX	279
Houston, TX	316
Washington, D.C.	216
Total	2,387

Total preliminary budgeted costs for the development of the 2,749 apartment homes included in undeveloped land and land acquisition rights are currently estimated to be approximately $450 million. There can be no assurance of when or if our land acquisition rights will be exercised. In addition, there can be no assurance of when or if any land acquired pursuant to such rights will be developed.

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

ITEM 3. LEGAL PROCEEDINGS

We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class and are defending vigorously our position in this case. No trial date has been set. Due to the uncertainty of many critical factual and legal issues, it is not possible to determine or predict the outcome of this case. Discovery is in progress with respect to many matters including, but not limited to, the number of residents who were charged allegedly improper fees, the amount of fees that were actually collected, and reductions in actual damages due to unpaid rent that accrued until the residents' premises were leased to a new resident. In the event of an adverse ruling, we would be liable for actual damages awarded to class participants, plus plaintiffs' attorneys' fees, and litigation and class administration costs. In addition, in the event of an adverse ruling, we may be liable for statutory damages if and to the extent awarded by the court. Using available data and based on assumptions as to unsettled factual and legal issues, plaintiffs' counsel estimated the amount of actual damages for contested fees paid by all former residents eligible to be included in the class at approximately $3 million. Only eligible class members who elect to make a claim and are able to substantiate it should collect damages. While no assurances can be given, we do not believe that this lawsuit, if adversely determined, will have a material adverse effect on our financial condition or results of operations. Legal defense costs are being expensed as they are incurred.

The entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business.  We believe that these matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common shares began trading on the NYSE in January 1994 under the symbol GBP. The following table sets forth the high and low sales prices per share of our common shares for the periods indicated, as reported by the NYSE, as well as the quarterly per share dividends declared to shareholders for the period indicated.

Quarter Ended	High	Low	Dividend Declared (a)

March 31, 2003	$27.41	$24.02	$0.6025
June 30, 2003	31.31	26.46	0.6025
September 30, 2003	32.98	30.00	0.6025
December 31, 2003	35.02	31.16	0.6025
March 31, 2004	36.76	33.46	0.6025
June 30, 2004	36.05	29.84	0.6025
September 30, 2004	34.47	30.64	0.6025
December 31, 2004	37.41	33.74	0.6025
March 31, 2005 (through February 28, 2005)	36.20	32.66	0.6025

(a) Declared and paid monthly at a rate of $0.200833 per share for the first and second month of the quarter and $0.200834 per share for the third month of the quarter.

We have determined that, for federal income tax purposes, approximately 32.8% of the distributions for each of the four quarters of 2004 represented ordinary dividend income, 41.5% represented capital gains and the remaining 25.7% represented return of capital to our common shareholders.

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

Some of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our discretion to declare and pay dividends. In general, during any fiscal year, the Operating Partnership may only distribute up to the sum of (a) 100% of its consolidated income available for distribution, as defined in the agreement, and (b) for the period from and after July 1, 2004 through the agreement termination date, the aggregate sum of $5 million. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level. We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions or our ability to declare dividends under our current dividend policy.

On February 28, 2005, there were approximately 605 holders of record of our 29,339,350 outstanding common shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

As of December 31, 2004, the Operating Partnership had 80 holders of common units, including one general partner and 79 limited partners. During the period commencing on October 1, 2004 and ending on December 31, 2004, we issued 163,112 common shares, valued at approximately $5,873,232 at the time of issuance, to three limited partners of the Operating Partnership in exchange for 163,112 common units. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

The following table sets forth selected financial and operating information. This information should be read in conjunction with our consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GABLES RESIDENTIAL TRUST SELECTED FINANCIAL AND OPERATING INFORMATION
(Amounts in Thousands, Except Property and Per Share Data)
	2004	2003	2002	2001	2000
Operating Information (a) :
Rental revenues	$189,062	$173,121	$163,474	$170,925	$168,120
Other property revenues	14,936	13,168	11,854	11,897	12,027
Total property revenues	203,998	186,289	175,328	182,822	180,147
Other revenues	15,159	17,118	16,704	16,066	16,821
Total revenues	219,157	203,407	192,032	198,888	196,968

Property operating and maintenance (exclusive of items shown separately below)	75,289	67,716	61,514	60,885	59,392
Depreciation and amortization	51,748	43,452	37,195	37,273	34,562
Property management (owned and third party) and ancillary services	21,802	19,424	18,133	16,943	14,923
Interest expense, credit enhancement fees and loan cost amortization	42,786	39,311	36,002	34,919	34,222
General and administrative	11,064	8,800	7,377	7,209	7,154
Unusual items (b)	1,209	-	1,687	8,847	-
Total expenses	203,898	178,703	161,908	166,076	150,253

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	15,259	24,704	30,124	32,812	46,715
Equity in income of joint ventures	1,329	265	2,900	242	399
Gain on sale of real estate assets	13,732	-	20,006	37,330	29,467
Minority interest of common unitholders in Operating Partnership	(2,725)	(2,272)	(7,393)	(11,569)	(13,828)
Minority interest of preferred unitholders in Operating Partnership	-	(3,773)	(4,312)	(4,312)	(4,312)
Original issuance costs associated with redemption of preferred units	-	(1,327)	-	-	-
Income from continuing operations	27,595	17,597	41,325	54,503	58,441

Operating income from discontinued operations, net of minority interest	3,220	6,670	7,245	10,342	8,909
Gain on sale of discontinued operations, net of minority interest	62,271	31,698	7,919	-	-
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(1,419)	-	-	-	-
Income from discontinued operations, net of minority interest	64,072	38,368	15,164	10,342	8,909

Net income	91,667	55,965	56,489	64,845	67,350
Dividends to preferred shareholders	(8,775)	(6,903)	(6,819)	(9,771)	(9,771)
Original issuance costs associated with redemption of preferred shares	-	-	(4,009)	-	-

Net income available to common shareholders	$82,892	$49,062	$45,661	$55,074	$57,579
Weighted average common shares outstanding – basic	29,219	25,920	24,618	23,890	23,694
Weighted average common shares outstanding – diluted	33,559	31,452	30,684	30,314	30,439

Per Common Share Information:
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption) – basic	$0.64	$0.41	$1.24	$1.87	$2.05
Income from discontinued operations, net of minority interest – basic	2.19	1.48	0.62	0.43	0.38
Net income available to common shareholders – basic	2.84	1.89	1.85	2.30	2.43
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption) – diluted	0.64	0.41	1.23	1.86	2.05
Income from discontinued operations – diluted	2.18	1.46	0.61	0.43	0.38
Net income available to common shareholders – diluted	2.82	1.87	1.85	2.29	2.43
Dividends declared and paid	2.41	2.41	2.41	2.34	2.20

Other Information:
Cash flows provided by operating activities	$90,130	$90,404	$104,960	$100,551	$105,885
Cash flows (used in) provided by investing activities	(117,161)	(155,384)	(17,361)	(123,405)	18,871
Cash flows provided by (used in) financing activities	30,079	64,614	(85,549)	22,833	(128,467)
Funds from operations available to common shareholders – diluted (c)	79,443	75,048	75,792	84,526	90,605
Funds from operations available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – diluted (c)	81,066	75,048	75,792	84,526	90,605
Stabilized communities at year-end	81	84	80	83	83
Apartment homes in stabilized communities at year-end	21,237	22,887	22,506	23,907	24,774
Average monthly market rent per apartment home for stabilized communities at year-end	$1,076	$993	$976	$973	$917
Average monthly market rent per square foot for stabilized communities at year-end	$1.04	$0.96	$0.96	$0.96	$0.92
Physical occupancy for stabilized communities at year-end	95%	94%	94%	94%	96%
Gross operating margin (d)	63.1%	63.7%	64.9%	66.7%	67.0%
Total return to Gables shareholders (e), (f)	10.7%	51.2%	(8.3%)	14.5%	27.1%
NAREIT Equity Residential REIT Total Return Index (f), (g)	34.7%	25.5%	(6.1%)	8.6%	35.5%

Balance Sheet Information:
Real estate assets, before accumulated depreciation	$1,974,316	$1,963,497	$1,794,407	$1,760,803	$1,598,170
Total assets	1,732,738	1,725,076	1,583,934	1,589,206	1,453,020
Notes payable	982,535	1,003,100	958,574	877,231	765,927
Shareholders' equity and minority interest	677,762	653,250	558,551	649,976	634,589

Funds From Operations Reconciliation:
Net income available to common shareholders	$82,892	$49,062	$45,661	$55,074	$57,579
Minority interest of common unitholders in Operating Partnership (h)	11,901	9,690	11,077	14,249	16,359
Real estate asset depreciation and amortization (h), (i)	57,991	53,989	49,400	49,313	45,289
Gain on sale of previously depreciated operating real estate assets (h), (i)	(73,341)	(37,693)	(30,346)	(34,110)	(28,622)
Funds from operations available to common shareholders	$79,443	$75,048	$75,792	$84,526	$90,605
Debt extinguishment costs associated with the sale of real estate assets (h)	1,623	-	-	-	-
Funds from operations available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets	$81,066	$75,048	$75,792	$84,526	$90,605

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
(Amounts in Thousands, Except Property and Per Share Data)

(a)
We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of such assets are reflected as discontinued operations. The operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations.

(b)
Unusual items of $1,209 in 2004 represent estimated costs to address landscaping and minor structural damage sustained at some of our Florida and Georgia apartment communities in connection with Hurricane Frances and Hurricane Jeanne. Unusual items of $1,687 in 2002 represents the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness. Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that were replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with technology investments and (4) $721 of abandoned real estate pursuit costs as a result of September 2001 events which impacted the U.S. economy.

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

We also present FFO with a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets. These debt extinguishment costs are incurred when the sale of an asset encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gain on sale of real estate assets reported in accordance with GAAP. However, we view the debt extinguishment costs associated with the sale of real estate assets as an incremental cost of the sale transaction because we extinguished the debt in connection with the consummation of the sale transaction and we had no intent to extinguish the debt absent such transaction. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

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

(f)
The long-term component of executive officers’ incentive compensation is based on the annual total return to Gables shareholders relative to the annual total return for our competitors in our industry sector, as measured by the NAREIT Apartment Index.

(g)
The NAREIT Equity Residential REIT Total Return Index (the “NAREIT Apartment Index”) is an industry index of approximately 20 equity residential apartment REITs, including us.  Total return is presented on an annual basis for each year presented.  Such computations assume an investment in the index on the first day of the year presented and the reinvestment of dividends through the end of the year presented.

(h)	Includes results attributable to both continuing and discontinued operations.

(i)	Includes our share of results of real estate assets owned by unconsolidated joint ventures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Amounts in Thousands, Except Property and Per Share Data)

We are a REIT focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets. See Note 14, Segment Reporting, to the accompanying consolidated financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

Business Objective and Strategies

Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand in Established Premium Neighborhoods™ or EPNs. EPNs are generally characterized as areas with the highest prices for single-family homes on a per square foot basis. We believe that communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced ongoing capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live® involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and we redeploy capital through the reinvestment of asset disposition proceeds into our business.

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

We have experienced slight declines in rental revenues on a same store basis since 2002 as compared to prior years. This is due primarily to national economic weakness, coupled with low mortgage rates that have resulted in an increase in home purchases by apartment residents. During the first half of 2004, we raised rents in a number of our markets based on expectations of improving economic fundamentals. We expected an initial decrease in occupancy from raising rents that would not be immediately offset by the increased rent levels. During the second quarter of 2004, economic occupancy decreased below our targeted threshold. As a result, in the third quarter of 2004, we lowered rents in order to increase economic occupancy back to acceptable levels given current economic fundamentals in our markets. This change in pricing tactics led to increased occupancy and revenues in the fourth quarter for our same-store communities. We expect that operating fundamentals for our business will improve as job growth, and the balance between supply and demand, improves in our markets. The job growth prospects for our markets are partially related to national economic conditions. We expect job growth to continue in our markets, but it is uncertain whether, and to what extent, the national economy and related job growth will improve during 2005.

On a same store basis, we expect (1) total property revenues in 2005 to increase slightly from 2004 levels and (2) property operating and maintenance expenses for 2005 to increase over 2004 levels generally in line with inflation. We intend to capitalize on our expectations of improving operating fundamentals by increasing our investment activity for both acquisition and development of new communities. At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

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

Common and Preferred Equity Activity

Secondary Common Share Offerings

On August 26, 2003, we issued 2,500 common shares. The net proceeds from this issuance of approximately $79.0 million were used to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities.

Preferred Share Offerings

On May 8, 2003, we issued 3,000 shares of 7.50% Series D Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option for $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002. Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares. The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder. The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us. The Series C-1 Preferred Shares may be redeemed at our option for $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006. The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

Issuances of Common Operating Partnership Units

On June 17, 2004, the Operating Partnership issued 66 common units to fund $2.1 million of the $12.3 million purchase price of a parcel of land we acquired for the future development of an apartment community expected to comprise 448 apartment homes upon completion.

Common Equity Repurchase Program

Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. During 2002, we repurchased 526 common shares and 13 common units for a total of $14.0 million. There were no such repurchases during 2003 or 2004. As of December 31, 2004, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Preferred Share Redemptions

On August 9, 2002, we redeemed each of the 4,600 outstanding 8.30% Series A Cumulative Redeemable Preferred Shares for $115 million with proceeds from our $180 million senior unsecured note issuance on July 8, 2002. The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs that we originally incurred and classified as a reduction to shareholders' equity. Net income available to common shareholders for the year ended December 31, 2002 has been reduced by this $4.0 million excess in a manner similar to dividends on the preferred shares.

Redemptions of Preferred Operating Partnership Units

On November 17, 2003, the Operating Partnership redeemed each of the 2,000 outstanding 8.625% Series B Preferred Units for $50 million. The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that the Operating Partnership originally incurred and classified as a reduction to partners' capital. Net income for the year ended December 31, 2003 has been reduced by this $1.3 million excess in a manner similar to distributions on the preferred units.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances of securities under this shelf registration statement other than the March 2005 issuance of $150 million of senior unsecured notes.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit with expiration dates of May 2005 and April 2008. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers’ assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs. This amount is reflected in the accompanying consolidated statements of operations net of the $0.2 million portion of the costs attributable to the minority interest of common unitholders. The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million, or $62.3 million, net of the $8.9 million portion of the gain attributable to the minority interest of common unitholders.

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

Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations.  See Note 5 to the accompanying consolidated financial statements for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.

During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.

During 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with New York State Teachers’ Retirement System (“NYSTRS”) in which we have a 50% interest. Also during 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. These transactions did not meet the criteria for gain recognition. See “NYSTRS Joint Venture Arrangements” below for further discussion.

During 2004, we exchanged our 20% ownership interest in two apartment communities located in Tampa comprising 617 apartment homes owned by the GRAP JV Two with our joint venture partner in return for an increase in our ownership interest from 20% to 60% in the remaining two apartment communities located in Atlanta comprising 709 apartment homes owned by the Gables Residential Apartment Portfolio JV (the "GRAP JV") and the GRAP JV Two. In connection with these transactions, we also paid $5.7 million in cash to our joint venture partner. These transactions did not meet the criteria for gain recognition.

During 2002, we sold a parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions.

During 2002, the GRAP JV sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

Historical operating results and gains are included in continuing operations in our consolidated statements of operations.

Community Acquisitions

During 2004, we acquired two apartment communities located in Atlanta comprising 596 apartment homes and three apartment communities located in Dallas comprising 139 apartment homes for approximately $101.3 million in cash.

During 2003, we acquired an apartment community for renovation located in South Florida comprising 36 apartment homes, an apartment community located in Washington, D.C. comprising 211 apartment homes, an apartment community located in Dallas comprising 334 apartment homes and an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $122.4 million in cash, including approximately $1.6 million of closing costs. The community acquired for renovation is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes upon completion.

The cash portion of the consideration for each denoted acquisition was funded with advances under our interim financing vehicles.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Other Acquisitions

In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of December 31, 2004, we had funded $1.5 million of the $2.2 million stated purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated (“Archstone Management Business”). The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period. The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location. The ultimate purchase price of approximately $5.4 million was paid in three installments and was based on the retention of the contracts acquired.

NYSTRS Joint Venture Arrangements

The GN Apartment Fund LLC was formed in June 2004.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture. Our venture partner, NYSTRS, as advised by JP Morgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in the Inland Empire, comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash.

In October 2004, we entered into another joint venture arrangement with NYSTRS whereby we admitted NYSTRS as a 49% member in our wholly-owned subsidiary, Henry Adams House Apartments LLC, which owns one community in Washington, D.C. comprising 211 apartment homes. In connection with this transaction, the community owned by Henry Adams House Apartments LLC was deemed to have a fair value of $54.7 million, subject to $35.6 million of indebtedness. In return for its 49% member interest, NYSTRS contributed $9.7 million in cash, including $0.3 million related to its share of due diligence costs, which was subsequently disbursed to us. This transaction was contemplated as part of the original June 2004 GN Apartment Fund LLC formation transactions.

The Summerset Village LLC was formed in December 2004. Our ownership interest in this venture is 50%. In connection with the formation transactions, we and NYSTRS each contributed $31.6 million in cash in order to acquire an apartment community located in San Diego comprising 752 apartment homes for a purchase price of $138.2 million.  This community is subject to $75.0 million of indebtedness.

We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters. We also serve as property manager for each of the communities owned by the ventures.  Two of the communities owned by the GN Apartment Fund LLC are secured by two permanent loans totaling $30.7 million which mature in July 2009 and bear interest at a fixed rate of 4.12%. The GN Apartment Fund LLC's proportionate share of the two permanent loans encumbering the two communities in which it has a 98% interest is $31.4 million. These loans mature in June 2038 and bear interest at a fixed rate of 6.07%. The community owned by the Henry Adams House Apartments LLC is secured by a $35.6 million permanent loan which matures in October 2035 and bears interest at a fixed rate of 5.05%. The community owned by the Summerset Village LLC is secured by a $75.0 million permanent loan which matures in January 2012 and bears interest at a fixed rate of 4.735%. None of the indebtedness associated with these loans is recourse to us.

In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of December 31, 2004, approximately $310 million of the $800 million target has been invested.

Senior Unsecured Note Issuances and Exchange

On March 14, 2005, we issued $150 million of senior unsecured notes which bear interest at a rate of 5.00%, were priced to yield 5.09% and mature in March 2010. The net proceeds of approximately $148 million will be used to repay $100 million of 6.80% senior unsecured notes that mature March 15, 2005 and to reduce outstanding borrowings under our interim financing vehicles.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of our 8.30% Series A Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

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

Debt Refinancing

In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and reissued the bonds on an unsecured basis at a fixed interest rate of 4.75%. In connection with the early extinguishment of the debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs of $236. Such charges totaling $1,687 are classified as unusual items in our consolidated statements of operations The called bonds required monthly principal amortization payments based on a 30-year amortization schedule that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

Critical Accounting Policies and Recent Accounting Pronouncements

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the accompanying consolidated financial statements. Note 4 to the accompanying consolidated financial statements includes a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, depreciation and asset impairment evaluation and purchase price allocation for apartment community acquisitions.

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

Under the terms of residential leases at applicable communities, our residents are obligated to reimburse us for certain utility usage, principally water and electricity, where we are the primary obligor to the public utility entity. These utility reimbursements from residents are included in other property revenues in the accompanying consolidated statements of operations.

Property management: We provide property management services to third parties and unconsolidated joint ventures.  Property management fees are recognized when earned.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts. Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs. Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2004, 2003 and 2002, we recognized $1.7 million, $2.6 million and $2.4 million, respectively, in development and construction fees under related contracts with gross billings of $34.1 million, $38.3 million and $43.9 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Cost Capitalization

As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets and depreciated accordingly. During the years ended December 31, 2004, 2003 and 2002, we capitalized $9.3 million, $8.0 million and $7.1 million, respectively, of direct internal costs incurred for such activities. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. Direct internal costs associated with the acquisition of operating apartment communities are reflected in general and administrative expense in the period such costs are incurred.

Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs. Based on this review, we expense any costs that are deemed unrealizable at that time to general and administrative expense. During the years ended December 31, 2004, 2003 and 2002, we expensed $0.5 million, $0.1 million and $0.5 million, respectively, of abandoned real estate pursuit costs. At December 31, 2004, we had approximately $3.5 million of capitalized real estate development pursuit costs reflected in other assets.

During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the related construction of the community becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as construction is being completed. During the years ended December 31, 2004, 2003 and 2002, we capitalized $8.4 million, $8.4 million and $8.9 million, respectively, of interest. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 5.9% in 2004 to 6.8% in 2002. We anticipate an increase in capitalized interest from 2004 to 2005 as a result of increased development and construction activity.

Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Capitalized recurring value retention capital expenditures are typically incurred every year during the life of an apartment community and include such expenditures as carpet, flooring and appliances. Capitalized non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement, parking lot resurfacing, exterior painting and siding replacement. Capitalized value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved from increasing the NOI potential for a community or recharacterizing the quality of the income stream with an anticipated reduction in potential sales cap rate for items such as replacement of wood siding with a masonry-based hardi-board product, amenity upgrades and additions, installation of security gates and additions of covered parking. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Depreciation and Asset Impairment Evaluation

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. Depreciation for communities that we develop and construct is recorded as the related construction becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually increase the amount of depreciation expense recorded as construction is being completed. As required by GAAP, we evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No such impairment losses have been recognized to date.

Purchase Price Allocation for Apartment Community Acquisitions

In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired subsequent to July 1, 2001, the effective date of SFAS No. 141, "Business Combinations," includes both tangible assets and intangible assets. Tangible asset values, consisting of land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Intangible asset values, consisting of at-market, in-place leases and resident relationships, are reflected in other assets and amortized over the estimated average remaining lease term of the acquired resident relationships. The estimated average remaining lease term of the acquired resident relationships has ranged from 12 to 29 months for our acquired communities since July 1, 2001. Amounts allocated to intangible assets represented approximately 1% on average of the total purchase price of our apartment community acquisitions since July 1, 2001.

Discontinued Operations

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. As of December 31, 2004, we had five wholly-owned operating real estate assets that were under contract for sale and were classified as held for sale. We sold nine wholly-owned operating real estate assets during 2004, five wholly-owned operating real estate assets during 2003 and four wholly-owned operating real estate assets during 2002. However, we retained management of two of the assets sold during 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations for all periods presented. The operating results for the 21 remaining wholly-owned assets classified as held for sale or sold for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at December 31, 2003.

During 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with NYSTRS in which we have a 50% interest. Also during 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. Due to our continuing involvement with the operations of these three communities, the operating results of these assets are included in continuing operations for all periods presented.

Results of Operations

Comparison of operating results for the year ended December 31, 2004 to the year ended December 31, 2003

Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria.  For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the years ended December 31, 2004 and 2003 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Number of 2004 Apt. Homes	2004	2003	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	12,120	$142,032	$144,270	$(2,238)	-1.6%
Triple net master lease communities	728	7,425	7,400	25	0.3%
Communities stabilized in 2004, but not in 2003	1,798	22,522	18,711	3,811	20.4%
Communities not stabilized in 2004 (b)	2,985	25,698	7,642	18,056	236.3%
Sold communities (c)	622	6,321	8,266	(1,945)	-23.5%
Total property revenues	18,253	$203,998	$186,289	$17,709	9.5%

Property operating and maintenance expenses (d):
Same-store communities (a)		$54,309	$53,052	$1,257	2.4%
Triple net master lease communities		840	815	25	3.1%
Communities stabilized in 2004, but not in 2003		8,834	7,540	1,294	17.2%
Communities not stabilized in 2004 (b)		8,732	3,183	5,549	174.3%
Sold communities(c)		2,574	3,126	(552)	-17.7%
Total property operating and maintenance expenses		$75,289	$67,716	$7,573	11.2%

Property net operating income (NOI) (e):
Same-store communities (a)		$87,723	$91,218	$(3,495)	-3.8%
Triple net master lease communities		6,585	6,585	-	0.0%
Communities stabilized in 2004, but not in 2003		13,688	11,171	2,517	22.5%
Communities not stabilized in 2004 (b)		16,966	4,459	12,507	280.5%
Sold communities (c)		3,747	5,140	(1,393)	-27.1%
Total property net operating income (NOI)		$128,709	$118,573	$10,136	8.5%

Total property NOI as a percentage of total property revenues		63.1%	63.7%	-	-0.6%

(a)	Communities that were owned and fully stabilized throughout both 2004 and 2003 ("same-store").
(b)
Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to January 1, 2004, as applicable.

(c)
Communities that were sold subsequent to January 1, 2003.  Includes the results of Gables Palma Vista, Gables Wellington and Gables Woodley Park which are now owned by our NYSTRS joint ventures that were formed during 2004.

(d)
Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, hurricane damage costs, interest expense and depreciation and amortization expense.

(e)
Calculated as total property revenues less property operating and maintenance expenses (d). See Note 14, Segment Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities. In addition, NOI from this reportable segment is reconciled to the most directly comparable GAAP measure in Note 14.

Total property revenues increased $17,709, or 9.5%, from $186,289 to $203,998 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities. These increases were partially offset by a 1.6% decrease in same-store performance as a result of supply and demand fundamentals in our markets along with a decrease resulting from the three communities which are now owned by the NYSTRS joint ventures that were formed during 2004.

Property operating and maintenance expense, as reflected in our consolidated statements of operations, increased $7,573, or 11.2%, from $67,716 to $75,289 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities. In addition, same-store expenses increased 2.4% due to increases in property tax, payroll, redecorating, maintenance and marketing expenses. These increases were partially offset by a decrease in insurance expense.

Additional information for the 47 same-store apartment communities presented in the preceding table is as follows:

					% Change from 2003 to 2004 in
Market	Number of Apartment Homes	% of 2004 NOI	Physical Occupancy in 2004 (a)	Economic Occupancy in 2004 (a)	Economic Occupancy	Revenues	Expenses	NOI
Houston	3,857	26.9%	93.7%	91.5%	-1.7%	-4.4%	1.3%	-7.8%
South Florida	2,226	23.6%	95.2%	93.2%	0.6%	2.5%	2.7%	2.4%
Atlanta	2,514	18.7%	94.0%	90.4%	-0.4%	-1.1%	1.7%	-2.7%
Austin	1,677	14.2%	91.4%	90.3%	-1.3%	-3.0%	0.2%	-5.0%
Dallas	1,300	12.6%	95.4%	93.3%	0.9%	-1.5%	3.8%	-4.5%
Washington, D.C.	82	2.2%	96.4%	96.1%	1.2%	1.6%	17.9%	-3.5%
Other	464	1.8%	90.3%	81.7%	-3.8%	-2.2%	14.1%	-15.8%
Totals	12,120	100.0%	93.9%	91.6%	-0.6%	-1.6%	2.4%	-3.8%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Property management revenues increased $221, or 2.6%, from $8,495 to $8,716 due primarily to the May 2003 acquisition of the Archstone Management Business, the May 2004 acquisition of IGPM, and the 2004 NYSTRS joint venture transactions. Such increases have been substantially offset by a decrease in the number of apartment homes managed for third parties due primarily to increased sales activity resulting from attractive apartment valuations. The average number of apartment homes managed for third parties and unconsolidated joint ventures declined slightly from an average of approximately 26,500 in 2003 to an average of 25,800 in 2004.

Ancillary services revenues decreased $2,385, or 32.8%, from $7,282 to $4,897 due primarily to a decrease of $1,083 in corporate rental housing revenue due to volume declines in services rendered, as well as a decrease of $863 in development and construction fee revenue due to volume declines in services rerndered and the recognition of $506 in incentive fees in 2003 resulting from our share of the savings generated under the GRAP JV and GRAP JV Two construction contracts. In addition, brokerage services revenue decreased $439 due to volume declines in services rendered.

Other revenues increased $199, or 17.0%, from $1,168 to $1,367 due primarily to income earned during 2004 related to various non-routine items.

Real estate asset depreciation and amortization increased $7,382, or 17.8%, from $41,406 to $48,788 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, as well as a non-recurring adjustment recorded to depreciation during 2004 of $987.

Property management expense for communities owned by us and third parties increased $2,744, or 18.1%, from $15,169 to $17,913 due primarily to the May 2003 acquisition of the Archstone Management Business, the May 2004 acquisition of IGPM, and increases in asset management, information technology support, marketing and internal audit costs. In addition, a non-recurring credit to property management expense of $250 was recorded during 2003. The average number of apartment homes under management declined slightly between years from an average of approximately 47,500 in 2003 to an average of 45,800 in 2004.

Ancillary services expense decreased $366, or 8.6%, from $4,255 to $3,889 due primarily to a decrease in brokerage services expenses of $274 and a decrease in corporate rental housing expenses of $159 due to volume declines in services rendered, partially offset by an increase in development and construction expenses of $67.

Interest expense and credit enhancement fees increased $3,203, or 8.5%, from $37,708 to $40,911. An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.

Amortization of deferred financing costs increased $272, or 17.0%, from $1,603 to $1,875 due primarily to increased financing costs associated with the modification of our unsecured revolving credit facility in February 2003 and December 2003 and the $100 million secured debt financing closed in September 2004. These increases were partially offset by certain loan costs becoming fully amortized during 2004.

General and administrative expense increased $2,264, or 25.7%, from $8,800 to $11,064 due primarily to increases in professional fees, abandoned real estate pursuit costs, travel expenses related to a national meeting held in 2004 that was not held in 2003, insurance costs, director fees and internal acquisition costs associated with the acquisition of operating apartment communities. The increase in professional fees relates primarily to compliance with Sarbanes-Oxley requirements.

Corporate asset depreciation and amortization increased $914, or 44.7%, from $2,046 to $2,960 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.

Unusual items of $1,209 incurred during 2004 represent estimated costs to address landscaping and minor structural damage sustained at some of our Florida and Georgia apartment communities in connection with Hurricane Frances and Hurricane Jeanne.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Equity in income of joint ventures increased $1,064, or 401.5%, from $265 to $1,329 due primarily to income generated from the NYSTRS joint ventures formed in 2004, the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner and the sale of an apartment community located in Tampa in which we had a 20% ownership interest.

Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during 2004 and 2003 is as follows:

	2004				Total
	Stabilized (a)	Acquisitions (b)	Sales (c)	Total	2003

Our share of joint venture results:
Rental and other property revenues	$883	$6,029	$2,107	$9,019	$4,875
Property operating and maintenance expenses (exclusive of items shown separately below)	(404)	(2,329)	(856)	(3,589)	(2,085)
Property net operating income (NOI)	$479	$3,700	$1,251	$5,430	$2,790
Interest expense and credit enhancement fees	(91)	(1,602)	(491)	(2,184)	(913)
Amortization of deferred costs	-	(58)	(39)	(97)	(90)
Hurricane damage costs	-	(61)	-	(61)	-
Gain on sale of non-operating real estate assets	-	-	251	251	-
Other	2	(49)	(19)	(66)	(51)
Funds from operations (FFO)	$390	$1,930	$953	$3,273	$1,736
Gain on sale of previously depreciated operating real estate assets	-	-	432	432	-
Real estate asset depreciation	(108)	(1,595)	(673)	(2,376)	(1,471)
Equity in income of joint ventures	$282	$335	$712	$1,329	$265

Number of operating communities	1	8	6	15	9
Number of apartment homes in operating communities	345	2,615	1,921	4,881	2,975
Average percent occupied during the period	94%	94%	91%	93%	85%

(a) Communities that were owned and fully stabilized throughout 2004.
(b) Communities that were acquired subsequent to January 1, 2004. Includes the results of Gables Palma Vista, Gables Wellington, Gables Solana Ridge, Gables Tuscany Ridge,
  Gables Woodley Park, Gables Summerset, Gables Metropolitan I and Gables Metropolitan II.
(c) Communities that were sold subsequent to January 1, 2004.

Gain on sale of joint venture interest of $1,726 in 2004 relates to the sale of our 8.3% ownership interest in the CMS Tennessee Multifamily JV.

Gain on sale of land, net of applicable income tax provision of $900, of $12,006 in 2004 primarily relates to the acquisition and sale of a 1.5 acre parcel of land in Arlington, Virginia by Gables Residential Services, our taxable REIT subsidiary.

Minority interest of preferred unitholders in Operating Partnership decreased $3,773, or 100.0%, from $3,773 to $0 due to the $50 million redemption of the Series B Preferred Units in November 2003.

Income from discontinued operations, net of minority interest, increased $25,704, or 67.0%, from $38,368 to $64,072 due primarily to the $62,271 gain on sale of discontinued operations, net of minority interest recognized during 2004, partially offset by the $31,698 gain on sale of discontinued operations, net of minority interest recognized during 2003.

Dividends to preferred shareholders increased $1,872, or 27.1%, from $6,903 to $8,775 due primarily to the $75 million issuance of our Series D Preferred Shares in May 2003.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Number of 2003 Apt. Homes	2003	2002	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	12,303	$145,392	$148,775	$(3,383)	-2.3%
Triple net master lease communities	728	7,400	7,461	(61)	-0.8%
Communities stabilized in 2003, but not in 2002	540	8,533	6,509	2,024	31.1%
Communities not stabilized in 2003 (b)	3,691	24,964	11,677	13,287	113.8%
Sold communities (c)	-	-	906	(906)	-100.0%
Total property revenues	17,262	$186,289	$175,328	$10,961	6.3%

Property operating and maintenance expenses (d):
Same-store communities (a)		$53,310	$52,106	$1,204	2.3%
Triple net master lease communities		815	876	(61)	-7.0%
Communities stabilized in 2003, but not in 2002		3,161	2,909	252	8.4%
Communities not stabilized in 2003 (b)		10,430	5,338	5,092	95.6%
Sold communities (c)		-	285	(285)	-100.0%
Total property operating and maintenance expenses		$67,716	$61,514	$6,202	10.1%

Property net operating income (NOI) (e):
Same-store communities (a)		$92,082	$96,669	$(4,587)	-4.7%
Triple net master lease communities		6,585	6,585	-	0.0%
Communities stabilized in 2003, but not in 2002		5,372	3,600	1,772	49.5%
Communities not stabilized in 2003 (b)		14,534	6,339	8,195	129.0%
Sold communities (c)		-	621	(621)	-100.0%
Total property net operating income (NOI)		$118,573	$113,814	$4,759	4.2%

Total property NOI as a percentage of total property revenues		63.7%	64.9%	-	-1.2%

(a)	Communities that were owned and fully stabilized throughout both 2003 and 2002 ("same-store").
(b)
Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to January 1, 2003, as applicable.

(c)	Communities that were sold subsequent to January 1, 2002. Includes the results of Dunwoody Gables and Gables CityPlaza.
(d)
Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, interest expense and depreciation and amortization expense.

(e)
Calculated as total property revenues less property operating and maintenance expenses (d). See Note 14, Segment Reporting, to the accompanying financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities. In addition, NOI from this reportable segment is reconciled to the most directly comparable GAAP measure in Note 14.

Total property revenues increased $10,961, or 6.3%, from $175,328 to $186,289 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities. These increases were partially offset by a 2.3% decrease in same-store performance as a result of national economic weakness and the sale of two apartment communities in the first quarter of 2002.

Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $6,202, or 10.1%, from $61,514 to $67,716 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities. In addition, same-store expenses increased 2.3% due to increases in insurance, property tax, redecorating and utilities expenses. These increases were partially offset by decreases in general and administrative and marketing expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Additional information for the 47 same-store apartment communities presented in the preceding table is as follows:

					% Change from 2002 to 2003 in .
Market	Number of Apartment Homes	% of 2003 NOI	Physical Occupancy in 2003 (a)	Economic Occupancy in 2003 (a)	Economic Occupancy	Revenues	Expenses	NOI
Houston	3,857	27.8%	94.5%	93.2%	0.6%	-1.5%	1.6%	-3.3%
South Florida	2,769	27.3%	94.6%	93.0%	1.6%	0.9%	5.5%	-1.4%
Atlanta	2,331	16.5%	93.5%	91.0%	1.1%	-6.0%	1.5%	-9.7%
Austin	1,677	14.3%	92.6%	91.7%	-0.4%	-5.4%	-1.4%	-7.7%
Dallas	1,123	10.0%	95.2%	93.6%	-0.8%	-2.9%	5.0%	-7.1%
Washington, D.C.	82	2.1%	95.1%	94.9%	2.5%	4.8%	-9.7%	10.5%
Other	464	2.0%	92.0%	85.5%	-2.5%	-1.8%	4.3%	-6.4%
Totals	12,303	100.0%	94.1%	92.4%	0.6%	-2.3%	2.3%	-4.7%

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

Ancillary services revenues decreased $1,035, or 12.4%, from $8,317 to $7,282 due primarily to a decrease in corporate rental housing revenue of $954 and a decrease in third-party brokerage services revenue of $236 due to volume declines in services rendered. Such decreases were partially offset by an increase of $155 in development and construction fee revenue due to the recognition of $506 in incentive fees in 2003 resulting from our share of the savings generated under the GRAP JV and the GRAP JV Two construction contracts, partially offset by volume declines in services rendered.

Interest income decreased $205, or 54.2%, from $378 to $173 due to a decrease in interest-bearing deposits and a decrease in interest rates.

Other revenues increased $468, or 66.9%, from $700 to $1,168 due primarily to income earned during 2003 related to certain non-routine items.

Real estate asset depreciation and amortization increased $5,933, or 16.7%, from $35,473 to $41,406 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities and a non-recurring correcting adjustment recorded to depreciation in 2002 of $1.6 million. Such increases were offset in part by the impact of the sale of two apartment communities in the first quarter of 2002.

Property management expense for communities owned by us and third parties increased $2,272, or 17.6%, from $12,897 to $15,169 due to (1) an increase of approximately 2,500 apartment homes under management from an average of 45,000 in 2002 to an average of 47,500 in 2003 due primarily to the May 2003 acquisition of the Archstone Management Business, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales, (2) an increase in marketing, information technology and support costs and (3) inflationary increases in expenses. These increases were partially offset by software licensing fees incurred in 2002, but not in 2003.

Ancillary services expense decreased $981, or 18.7%, from $5,236 to $4,255 due primarily to a decrease in development and construction expenses of $764 and a decrease in brokerage expenses of $161. Such decreases are due to volume declines in services rendered.

Interest expense and credit enhancement fees increased $2,853, or 8.2%, from $34,855 to $37,708. An increase in outstanding indebtedness associated with the redemption of our Series A Preferred Shares and the Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2003 and 2002 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.  In addition, the 2002 refinancings of (1) $82.5 million of indebtedness that bore interest at a rate of 8.3% with $40 million of Series C Preferred Shares, which were exchanged into Series C-1 Preferred Shares on a one-for-one basis in September 2003, and $40 million of senior unsecured notes that bear interest at a weighted average interest rate of 5.9% and (2) $48.4 million of indebtedness that bore interest at a rate of 6.4% with $48.4 million of indebtedness that bears interest at a rate of 4.75% have served to reduce interest expense.

Amortization of deferred financing costs increased $456, or 39.8%, from $1,147 to $1,603 due primarily to increased financing costs associated with the issuances of $180 million of senior unsecured notes in July 2002 and $40 million of senior unsecured notes in September 2002 and the modification of our unsecured revolving credit facility in February 2003.

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

Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during 2003 and 2002 is as follows:

	2003
	Stabilized (a)	Development & Lease-up (b)	Sales (c)	Total	Total 2002

Our share of joint venture results:
Rental and other property revenues	$3,214	$1,661	$-	$4,875	$5,035
Property operating and maintenance expenses (exclusive of items shown separately below)	(1,409)	(685)	9	(2,085)	(2,184)
Property net operating income (NOI)	$1,805	$976	$9	$2,790	$2,851
Interest expense and credit enhancement fees	(631)	(282)	-	(913)	(950)
Amortization of deferred costs	(26)	(64)	-	(90)	(70)
Other	(44)	(8)	1	(51)	(41)
Funds from operations (FFO)	$1,104	$622	$10	$1,736	$1,790
Gain on sale of previously depreciated operating real estate assets	-	-	-	-	2,611
Real estate asset depreciation	(893)	(578)	-	(1,471)	(1,501)
Equity in income of joint ventures	$211	$44	$10	$265	$2,900

Number of operating communities	6	3	-	9	12
Number of apartment homes in operating communities	2,084	891	-	2,975	3,892
Average percent occupied during the year	92%	68%	-	85%	84%

(a) Communities that were owned and fully stabilized throughout 2003.
(b) Communities in development and/or lease-up that were not fully stabilized during all or any of 2003.
(c) Reflects our share of insurance premium refunds received and recorded in 2003 for communities sold during 2002. There were no communities sold during 2003.

Minority interest of preferred unitholders in Operating Partnership decreased $539, or 12.5%, from $4,312 to $3,773 due to the $50 million redemption of the Series B Preferred Units in November 2003.

Original issuance costs associated with redemption of preferred units of $1,327 in 2003 represents the excess of (1) the fair value of the redemption price of the Series B Preferred Units over (2) the carrying amount of the Series B Preferred Units in our balance sheet on the November 17, 2003 redemption date.

Income from discontinued operations, net of minority interest, increased $23,204, or 153.0%, from $15,164 to $38,368 due primarily to the $31,698 gain on sale of discontinued operations, net of minority interest recognized in 2003, partially offset by the $7,919 gain on sale of discontinued operations, net of minority interest recognized in 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Original issuance costs associated with the redemption of preferred shares of $4,009 in 2002 represents the excess of (1) the fair value of the redemption price of the Series A Preferred Shares over (2) the carrying amount of the Series A Preferred Shares in our balance sheet on the August 9, 2002 redemption date.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities decreased slightly from $90,404 for the year ended December 31, 2003 to $90,130 for the year ended December 31, 2004 due primarily to a decrease in net income (before gain on sale of assets and depreciation and amortization expense) due primarily to (1) the decline between periods in the operating performance of our same-store communities and ancillary services and (2) increases in property management expenses and general and administrative expenses. This decrease was substantially offset in part by an increase in accounts payable and accrued expenses resulting from a change between periods in the timing of the payment of various expense items included in operating activities.

Net cash used in investing activities decreased from $155,384 for the year ended December 31, 2003 to $117,161 for the year ended December 31, 2004 due primarily to increased sales activity as we took advantage of attractive apartment valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy. The proceeds from such sales activities were used in combination with proceeds from financing activities to satisfy our real estate development and acquisition funding requirements. Our cash investments in real estate assets also increased between periods.

Net cash provided by financing activities decreased from $64,614 for the year ended December 31, 2003 to $30,079 for the year ended December 31, 2004 due primarily to a decrease in cash needed from financing activities to fund investment activities given the increased sales activity previously noted.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our annual ordinary taxable income at the REIT level to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to federal income tax on distributed taxable income. We utilize Gables Residential Services, a taxable REIT subsidiary, to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions.  Taxable REIT subsidiaries are subject to federal, state and local income taxes.

Contractual Obligations

A summary of our contractual obligations at December 31, 2004 is as follows:

	Payments Due by Year
	2005	2006	2007	2008	2009	2010 & Thereafter	Total

Regularly scheduled principal amortization payments	$1,384	$1,281	$1,380	$972	$872	$1,199	$7,088
Balloon principal payments due at maturity (a)	250,985	280,170	206,398	20,700	191,242	25,952	975,447
Total notes payable	$252,369	$281,451	$207,778	$21,672	$192,114	$27,151	$982,535

Operating leases (b)	2,769	3,208	3,007	2,655	1,990	76,328	89,957

Deferred purchase price of IGPM (c)	327	327	-	-	-	-	654

Series Z Preferred Shares subject to mandatory redemption (d)	-	-	-	2,250	-	4,500	6,750

Total	$255,465	$284,986	$210,785	$26,577	$194,104	$107,979	$1,079,896

(a)
Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date (assuming the exercise of unconditional extension options) as applicable.

(b)	Includes three ground leases relating to apartment communities owned and under development or operated by us.
(c)	Amount represents the maximum amount contingently payable for the contracts in place at the acquisition date in accordance with the purchase agreement.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

In addition to these contractual obligations, we currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion. The estimated costs to complete the development of these assets total $233 million at December 31, 2004, including $2 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $24 million in construction loan proceeds and $209 million in borrowings under our credit facilities described below.

At December 31, 2004, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise 362 apartment homes upon completion. We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,387 apartment homes upon completion. Total preliminary budgeted costs for the development of the 2,749 apartment homes are currently estimated to be approximately $450 million. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

$300 Million Credit Facility

    We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005. This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively. Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings. In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity. The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%. A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million. This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings. At December 31, 2004, we had outstanding under the facility (1) $96.1 million in borrowings outstanding under the competitive bid option at an average interest rate of 2.86% and (2) $20.1 million of letters of credit, including $19.1 million of letters of credit enhancing two tax-exempt variable rate notes payable totaling $18.8 million. Thus, we had $183.9 million of availability under the facility at December 31, 2004. We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date; however,  there can be no assurance that such renewal and/or renegotiation will occur.

$37.5 Million Borrowing Facility

We have a $37.5 million unsecured borrowing facility with a bank that has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $17.0 million in borrowings outstanding under this facility at December 31, 2004 at an interest rate of 2.90%. We do not expect to renew this facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

$10 Million Credit Facility

We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005. Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility. We had $2.2 million in borrowings outstanding under this facility at December 31, 2004 at an interest rate of 3.42%. In February 2005, this facility was increased to $20 million. We expect to renew this facility prior to the May 2005 maturity date.

Secured Construction Loans

At December 31, 2004, we have committed fundings under six construction-related financing vehicles totaling $53.4 million from a bank relating to two wholly-owned development communities and one wholly-owned stabilized community that completed lease-up in 2004. At December 31, 2004, we had drawn $28.6 million under these variable-rate financing vehicles and therefore have $24.8 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 4.19% at December 31, 2004. During 2004, we repaid two construction-related financing vehicles secured by one wholly-owned community totaling $21.5 million.

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

Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis. The principal financial covenants currently impacting our leverage are: (1) our total debt may not exceed 60% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may not be less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 167% of our total unsecured debt; (6) our tangible net worth may not be less than $749.8 million; and (7) our floating rate debt may not exceed 30% of our total assets. Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

     Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness. We were in compliance with covenants and other restrictions included in our debt agreements as of December 31, 2004. The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

We account for our joint venture arrangements using the equity method. Total indebtedness of our unconsolidated joint ventures is $235.6 million at December 31, 2004. None of this indebtedness is recourse to us.  See Note 6 to the accompanying consolidated financial statements for further information regarding our unconsolidated joint ventures.

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

Certain Factors Affecting Future Operating Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "plan," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following:

•	our ability to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average;

•
our ability to create a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to economic downturns;

•	the ability of our portfolio to maintain high levels of occupancy and rental rates relative to overall market conditions;

•
our ability to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile;

•	our expectation that the markets we have selected for investment will continue to experience job growth that exceeds national averages, and that our EPN locations will outperform local market results;

•
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

•
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

•
national and local economic conditions generally, and the real estate market specifically, including changes in occupancy rates and market rents, a continued deceleration of economic conditions in our markets, and a failure of national and local economic conditions to rebound in a timely manner;

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

•	changes in job growth, household formation and population growth in our markets;

•	excess supply of and insufficient demand for apartment communities in our markets;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	our failure to sell apartment communities in a timely manner or on favorable terms;

•
uncertainties associated with our development and construction activities, including the failure to obtain zoning and other approvals, actual development and construction costs exceeding our budgeted estimates and construction material defects;

•	construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues;

•
new debt or equity financing may not be available or may not be available on favorable terms, and existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness;

•	changes in interest rates;

•	cash flow from recurring real estate activities may be insufficient to meet our short-term liquidity requirements, including the payment of common and preferred dividends;

•	legislative, regulatory and accounting changes, including changes to laws governing the taxation of REITs or changes in GAAP; and

•	potential liability for uninsured losses and environmental contamination.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or otherwise.

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

We also present FFO with a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets. These debt extinguishment costs are incurred when the sale of an asset encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment.
Such costs are excluded from the gain on sale of real estate assets reported in accordance with GAAP. However, we view the debt extinguishment costs associated with the sale of real estate assets as an incremental cost of the sale transaction because we extinguished the debt in connection with the consummation of the sale transaction and we had no intent to extinguish the debt absent such transaction. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

A reconciliation of FFO available to common shareholders from net income available to common shareholders (the most directly comparable GAAP measure to FFO available to common shareholders) is as follows:

	Years ended December 31,
	2004	2003	2002
Reconciliation of net income available to common shareholders to FFO available to common shareholders – diluted:
Net income available to common shareholders	$82,892	$49,062	$45,661

Minority interest of common unitholders in Operating Partnership:
Continuing operations	2,725	2,272	7,393
Discontinued operations	9,176	7,418	3,684
Total	11,901	9,690	11,077

Real estate asset depreciation and amortization:
Wholly-owned real estate assets – continuing operations	48,788	41,406	35,473
Wholly-owned real estate assets – discontinued operations	6,827	11,112	12,426
Joint venture real estate assets	2,376	1,471	1,501
Total	57,991	53,989	49,400

Gain on sale of operating real estate assets:
Wholly-owned real estate assets – continuing operations	-	-	(17,906)
Wholly-owned real estate assets – discontinued operations	(71,183)	(37,693)	(9,829)
Joint venture real estate assets	(432)	-	(2,611)
Joint venture interest	(1,726)	-	-
Total	(73,341)	(37,693)	(30,346)

FFO available to common shareholders – diluted	$79,443	$75,048	$75,792

Debt extinguishment costs associated with the sale of real estate assets	1,623	-	-

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – diluted	$81,066	$75,048	$75,792

Average common shares outstanding – basic	29,219	25,920	24,618
Incremental shares from assumed conversions of:
Common units	4,230	5,426	5,953
Stock options	95	96	106
Other	15	10	7
Average common shares outstanding – diluted	33,559	31,452	30,684

Reconciliation of FFO available to common shareholders – diluted to FFO available to common shareholders – basic:
FFO available to common shareholders – diluted	$79,443	$75,048	$75,792

Less: Minority interest of common unitholders in Operating Partnership	(10,050)	(13,078)	(14,753)

FFO available to common shareholders – basic	$69,393	$61,970	$61,039

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – diluted	$81,066	$75,048	$75,792

Less: Minority interest of common unitholders in Operating Partnership	(10,254)	(13,078)	(14,753)

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – basic	$70,812	$61,970	$61,039

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our capital structure includes the use of fixed-rate and variable-rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. We did not have any derivative instruments in place at December 31, 2004 or 2003.

We typically refinance maturing debt instruments at the then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

The following table provides information about our financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The table presents principal cash flows and related weighted average interest rates in effect at December 31, 2004 by expected maturity dates. Outstanding indebtedness for each tax-exempt bond issue is reflected in the table using the earlier of the related bond maturity date or the bond enhancement facility maturity date (assuming the exercise of unconditional extension options) as applicable. The weighted average interest rates presented in this table are inclusive of credit enhancement fees. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

	Expected Year of Maturity
	2005	2006	2007	2008	2009	2010 and Thereafter	2004 Total	2004 Fair Value	2003 Total
Debt:
Conventional fixed rate	$108,159	$178,781	$207,778	$972	$192,114	$27,151	$714,955	$735,570	$618,183
Average interest rate	6.80%	7.28%	6.13%	6.84%	5.93%	6.48%	6.48%	4.98%	6.82%
Tax-exempt fixed rate	$-	$-	$-	$-	$-	$-	$-	$-	$68,915
Average interest rate	-	-	-	-	-	-	-	-	5.33%
Total fixed-rate debt	$108,159	$178,781	$207,778	$972	$192,114	$27,151	$714,955	$735,570	$687,098
Average interest rate	6.80%	7.28%	6.13%	6.84%	5.93%	6.48%	6.48%	4.98%	6.67%
Tax-exempt variable rate	$28,865	$74,105	$-	$20,700	$-	$-	$123,670	$123,670	$170,955
Average interest rate	2.97%	3.13%	-	3.03%	-	-	3.08%	3.08%	2.14%
Variable-rate credit facilities	$115,345	$-	$-	$-	$-	$-	$115,345	$115,345	$115,195
Average interest rate	2.87%	-	-	-	-	-	2.87%	2.87%	1.63%
Variable-rate construction loans	$-	$28,565	$-	$-	$-	$-	$28,565	$28,565	$29,852
Average interest rate	-	4.19%	-	-	-	-	4.19%	4.19%	3.10%
Total variable-rate debt	$144,210	$102,670	$-	$20,700	$-	$-	$267,580	$267,580	$316,002
Average interest rate	2.89%	3.43%	-	3.03%	-	-	3.11%	3.11%	2.04%
Total debt	$252,369	$281,451	$207,778	$21,672	$192,114	$27,151	$982,535	$1,003,150	$1,003,100
Average interest rate	4.57%	5.87%	6.13%	3.20%	5.93%	6.48%	5.56%	4.48%	5.21%

The estimated fair value of our debt at December 31, 2004 is based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's annual report on internal control over financial reporting and the attestation report of Deloitte & Touche LLP are included herein under Item 15.

There was no change in internal control over financial reporting that occurred in the fourth quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2005 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2005 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2005 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions and Related Stockholder Matters required by Item 13 shall be included in the Proxy Statement to be filed relating to the 2005 Annual Meeting of the Registrant's Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to the 2005 Annual Meeting of the Registrant’s Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

   (a)   Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

(b)	Exhibits

Some of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant (File No. 1-12590), referred to herein as Gables, or the Operating Partnership (File No. 0-22683) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

3.1	(i)(a)	---	Gables' Amended and Restated Declaration of Trust (1)
3.1	(i)(b)	---	Articles of Amendment to Gables' Amended and Restated Declaration of Trust (2)
3.1	(i)(c)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (3)
3.1	(i)(d)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (2)
3.1	(i)(e)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (4)
3.1	(i)(f)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.875% Series C Cumulative Redeemable Preferred Shares (5)
3.1	(i)(g)	---	Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.50% Series D Cumulative Redeemable Preferred Shares (6)
3.1	(i)(h)	---	Articles Supplementary to Gables’ Amended and Restated Declaration of Trust creating the 7.875% Series C-1 Cumulative Redeemable Preferred Shares (7)
3.1	(ii)	---	Gables' Second Amended and Restated Bylaws, as amended (8)
4.1		---	Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (9)
4.2		---	Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (9)
4.3		---	The Operating Partnership 6.80% Senior Notes due 2005 (9)
4.4		---	Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank (10)
4.5		---	The Operating Partnership 7.25% Senior Notes due 2006 (10)
4.6		---	Supplemental Indenture No. 5, dated July 8, 2002, between the Operating Partnership and Wachovia Bank, National Association (11)
4.7		---	The Operating Partnership 5.75% Senior Notes due 2007 (11)
4.8		---	Supplemental Indenture No. 6, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)

4.9		---	Supplemental Indenture No. 7, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
4.10		---	The Operating Partnership 5.86% Registered Senior Notes due 2009 (12)
4.11		---	The Operating Partnership 6.10% Registered Senior Notes due 2010 (12)
10.1		---	Seventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership (13)
10.2		---	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership (14)
10.3		---	Fourth Amended and Restated 1994 Share Option and Incentive Plan (15)
10.4		---	Amendment No. 1 to the Fourth Amended and Restated 1994 Share Option and Incentive Plan (16)
10.5		---	2004 Equity Incentive Plan and Form of Restricted Share Award Agreement (17)
10.6		---	Form of Employment Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr. and Michael M. Hefley (15)
10.7		---	Form of Amendment to Employment Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr. and Michael M. Hefley (18)
10.8		---	Employment Agreement as signed by Gables and David D. Fitch (5)
10.9		---
Form of 2003 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (7,560 shares), Marvin R. Banks, Jr. (5,040 shares), Michael M. Hefley (5,040 shares), Douglas G. Chesnut (1,680 shares), Gregory W. Iglehart (839 shares) and Dawn H. Severt (3,024 shares) (19)

10.10		---
Form of 2004 Restricted Share Award Agreement as signed by Gables and each of Chris D. Wheeler (18,000 shares), Marvin R. Banks, Jr. (12,000 shares), Michael M. Hefley (12,000 shares), David D. Fitch (12,000 shares), Douglas G. Chesnut (4,000 shares) and Dawn H. Severt (7,200 shares) (16)

10.11		---	2003 Restricted Share Award Agreement between Gables and David D. Fitch (19)
10.12		---	Senior Executive Severance Agreement between Gables and Chris D. Wheeler (20)
10.13		---	Form of Senior Executive Severance Agreement as signed by Gables and each of Marvin R. Banks, Jr., David D. Fitch and Michael M. Hefley (20)
10.14	*	---	Senior Executive Severance Agreement between Gables and Dawn H. Severt
10.15		---	Senior Executive Severance Agreement between Gables and Douglas G. Chesnut (18)
10.16		---
Form of Indemnification Agreement as signed by Gables and each of Chris D. Wheeler, David D. Fitch, Marvin R. Banks, Jr., Michael M. Hefley, Dawn H. Severt, Marcus E. Bromley, Lauralee E. Martin, John W. McIntyre, Mike E. Miles, James D. Motta, and Chris C. Stroup (21)

10.17		---	Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (22)
10.18		---
Fourth Amended and Restated $225,000,000 Revolving Credit Facility dated June 27, 2002, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Bank, N.A., Wachovia Securities, Inc., JPMorgan Chase Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A., and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (23)

10.19		---
Fifth Amended and Restated Revolving Credit Facility dated February 20, 2003 (increased to a committed capacity level of $300,000,000 from $252,000,000 in December 2003 pursuant to Section 2.15 of the agreement with the commitments of $34,000,000 from BankOne, NA, $10,000,000 from Southwest Bank of Texas and an additional $4,000,000 from SouthTrust Bank) by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C. (as the Borrowers) and Wachovia Securities, Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, PNC Bank, National Association, AmSouth Bank, SouthTrust Bank, Bank of America, N.A., Wells Fargo Bank, N.A. and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, National Association (as agent) (19)

10.20		---	First Amendment to Fifth Amended and Restated Revolving Credit Facility dated December 12, 2003 (16)
10.21		---	Waiver letter dated August 31, 2004 related to the Fifth Amended and Restated Revolving Credit Facility dated February 20, 2003, as amended by the First Amendment thereto dated December 12, 2003 (24)
10.22		---
Contribution Agreement with an effective date of March 16, 1998 between Gables, the Operating Partnership and specified representatives of Trammell Crow Residential executed in connection with Gables' April 1, 1998 acquisition of the real estate assets and operations of South Florida (25)

10.23		---	Amendment No. 1 to Contribution Agreement dated April 1, 1998 (26)
21.1	*	---	Schedule of Gables' Subsidiaries
23.1	*	---	Consent of Deloitte & Touche LLP
31.1	*	---	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2	*	---	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1	**	---	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
* Filed herewith
** Furnished herewith

(1)	Gables’ Registration Statement on Form S-11, as amended (File No. 33-70570).
(2)	Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
(3)	Gables’ Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
(4)	Gables’ Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
(5)	Gables’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12590).
(6)	Gables’ Registration Statement on Form 8-A dated May 8, 2003 (File No. 333-68359).
(7)	Gables’ Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104535).
(8)	Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12590).
(9)	The Operating Partnership's Current Report on Form 8-K dated March 23, 1998 (File No. 0-22683).
(10)	The Operating Partnership's Current Report on Form 8-K dated February 22, 2001 (File No. 0-22683).
(11)	The Operating Partnership's Current Report on Form 8-K dated July 8, 2002 (File No. 0-22683).
(12)	The Operating Partnership’s Registration Statement on Form S-4 dated April 14, 2003 (File No. 333-104534).
(13)	The Operating Partnership’s Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104534).
(14)	The Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-22683).
(15)	Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12590).
(16)	Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-12590).
(17)	Gables’ Registration Statement on Form S-8 (File No. 333-115966).
(18)	Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001(File No. 1-12590).
(19)	Gables’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-12590).
(20)	Gables’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12590).
(21)	Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12590).
(22)	Gables’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
(23)	Gables’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12590).
(24)	Gables’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12590).
(25)	Gables’ Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
(26)	Gables’ Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

The Registrant's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004 (the end of the fiscal year covered by this Annual Report on Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES RESIDENTIAL TRUST
By	/s/ Chris D. Wheeler Chris D. Wheeler Executive Chairman of the Board of Trustees March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Chris D. Wheeler	Executive Chairman of the Board of Trustees
Chris D. Wheeler	(Principal Executive Officer)	March 14, 2005

/s/ Marvin R. Banks, Jr.	Senior Vice President and Chief Financial Officer
Marvin R. Banks, Jr.	(Principal Financial Officer)	March 14, 2005

/s/ Dawn H. Severt	Senior Vice President and Chief Accounting Officer
Dawn H. Severt	(Principal Accounting Officer)	March 14, 2005

/s/ David D. Fitch	Chief Executive Officer, President and Trustee
David D. Fitch		March 14, 2005

/s/ Marcus E. Bromley	Trustee
Marcus E. Bromley		March 14, 2005

/s/ Lauralee E. Martin	Trustee
Lauralee E. Martin		March 14, 2005

/s/ John W. McIntyre	Trustee
John W. McIntyre		March 14, 2005

/s/ James D. Motta	Trustee
James D. Motta		March 14, 2005

/c/ Chris C. Stroup	Trustee
Chris C. Stroup		March 14, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2004. This assessment was based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Gables Residential Trust:

We have audited the accompanying consolidated balance sheets of Gables Residential Trust and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the management of Gables Residential Trust. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gables Residential Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gables Residential Trust’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Gables Residential Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of Gables Residential Trust’s internal control over financial reporting.

 /s/ Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Gables Residential Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Gables Residential Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Gables Residential Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Gables Residential Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gables Residential Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Gables Residential Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of Gables Residential Trust and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2005

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Share Data)
	December 31,
	2004 .	2003 .
ASSETS:
Real estate assets:
Land	$287,115	$283,015
Buildings and improvements	1,259,728	1,367,086
Furniture, fixtures and equipment	133,923	140,077
Construction in progress	100,245	146,041
Investment in joint ventures	74,902	11,456
Undeveloped land	13,411	15,822
Real estate assets before accumulated depreciation and assets held for sale	1,869,324	1,963,497
Accumulated depreciation	(264,218)	(297,464)
Assets held for sale, net of accumulated depreciation of $30,921	74,071	-
Net real estate assets	1,679,177	1,666,033

Cash and cash equivalents	8,963	5,915
Restricted cash	3,764	6,116
Deferred financing costs, net of accumulated amortization of $8,244 and $6,793 at December 31, 2004 and 2003, respectively	3,243	5,029
Other assets, net	37,591	41,983
Total assets	$1,732,738	$1,725,076

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable, including $46,007 related to assets held for sale at December 31, 2004	$982,535	$1,003,100
Accrued interest payable	12,812	13,751
Preferred dividends payable	374	374
Real estate taxes payable	17,109	15,792
Accounts payable and accrued expenses - construction	10,669	12,549
Accounts payable and accrued expenses - operating	22,014	16,466
Security deposits	3,492	4,048
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding, including accrued and unpaid dividends	5,971	5,746
Total liabilities	1,054,976	1,071,826

Minority interest of common unitholders in Operating Partnership	68,463	70,711

Commitments and contingencies

Shareholders' equity:
Excess shares, $0.01 par value, 51,000 shares authorized	-	-
Preferred shares, $0.01 par value, 20,000 shares authorized,
Series C-1 Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding	40,000	40,000
Series D Preferred Shares, at $25.00 liquidation preference,
3,000 shares issued and outstanding	75,000	75,000
Series Z Preferred Shares, reported above
Common shares, $0.01 par value, 100,000 shares authorized,
33,796 and 33,120 shares issued at December 31, 2004 and 2003, respectively	338	331
Additional paid-in capital	589,022	573,636
Treasury shares at cost, 4,340 common shares	(105,174)	(105,171)
Deferred long-term compensation	(2,307)	(1,257)
Accumulated earnings	12,420	-
Total shareholders' equity	609,299	582,539
Total liabilities and shareholders' equity	$1,732,738	$1,725,076

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2004	2003	2002
Revenues:
Rental revenues	$189,062	$173,121	$163,474
Other property revenues	14,936	13,168	11,854
Total property revenues	203,998	186,289	175,328
Property management revenues	8,716	8,495	7,309
Ancillary services revenues	4,897	7,282	8,317
Interest income	179	173	378
Other revenues	1,367	1,168	700
Total other revenues	15,159	17,118	16,704

Total revenues	219,157	203,407	192,032

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	75,289	67,716	61,514
Real estate asset depreciation and amortization	48,788	41,406	35,473
Property management (owned and third party)	17,913	15,169	12,897
Ancillary services	3,889	4,255	5,236
Interest expense and credit enhancement fees	40,911	37,708	34,855
Amortization of deferred financing costs	1,875	1,603	1,147
General and administrative	11,064	8,800	7,377
Corporate asset depreciation and amortization	2,960	2,046	1,722
Unusual items	1,209	-	1,687
Total expenses	203,898	178,703	161,908

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	15,259	24,704	30,124

Equity in income of joint ventures	1,329	265	2,900
Gain on sale of joint venture interest	1,726	-	-
Gain on sale of previously depreciated operating real estate assets	-	-	17,906
Gain on sale of land, net of applicable income tax provision	12,006	-	2,100
Minority interest of common unitholders in Operating Partnership	(2,725)	(2,272)	(7,393)
Minority interest of preferred unitholders in Operating Partnership	-	(3,773)	(4,312)
Original issuance costs associated with redemption of preferred units	-	(1,327)	-

Income from continuing operations	27,595	17,597	41,325

Operating income from discontinued operations, net of minority interest	3,220	6,670	7,245
Gain on sale of discontinued operations, net of minority interest	62,271	31,698	7,919
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(1,419)	-	-
Income from discontinued operations, net of minority interest	64,072	38,368	15,164

Net income	91,667	55,965	56,489

Dividends to preferred shareholders	(8,775)	(6,903)	(6,819)
Original issuance costs associated with redemption of preferred shares	-	-	(4,009)
Net income available to common shareholders	$82,892	$49,062	$45,661

Weighted average number of common shares outstanding – basic	29,219	25,920	24,618
Weighted average number of common shares outstanding – diluted	33,559	31,452	30,684

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption)	$0.64	$0.41	$1.24
Income from discontinued operations, net of minority interest	$2.19	$1.48	$0.62
Net income available to common shareholders	$2.84	$1.89	$1.85
Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption)	$0.64	$0.41	$1.23
Income from discontinued operations	$2.18	$1.46	$0.61
Net income available to common shareholders	$2.82	$1.87	$1.85

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY
(Amounts in Thousands, Except Per Share Data)

	Preferred Shares at Liquidation Preference	Common Shares	Additional Paid-in Capital	Treasury Shares at Cost		Deferred Long-Term Compensation		Accumulated Earnings	Total
Balance, December 31, 2001	$115,000	$283	$478,731	$	(94,144)	$	(1,628)	$4,590	$502,832
Purchase of treasury shares	-	-	-		(13,625)		-	-	(13,625)
Redemption of Series A Preferred Shares	(115,000)	-	4,009		-		-	-	(110,991)
Issuance of Series C Preferred Shares	40,000	-	(250)		-		-	-	39,750
Proceeds from the exercise of share options	-	3	7,599		-		-	-	7,602
Issuance of shares for trustee compensation	-	-	114		-		-	-	114
Issuance of share grants, net of forfeitures	-	-	1,191		1,579			-	2,770
Deferred long-term compensation, net	-	-	-		-		312	-	312
Adjustment for minority interest of unitholders in Operating Partnership	-	3	3,449		-		-	-	3,452
Net income available to common shareholders	-	-	-		-		-	45,661	45,661
Dividends declared and paid ($2.41 per share)	-	-	(9,149)		-		-	(50,251)	(59,400)
Balance, December 31, 2002	40,000	289	485,694		(106,190)		(1,316)	-	418,477
Proceeds of common share offering, net of $3,040 underwriting discount and issuance costs	-	25	78,960		-		-	-	78,985
Issuance of Series D Preferred Shares	75,000	-	(2,581)		-		-	-	72,419
Exchange of Series C Preferred Shares	-	-	(100)		-		-	-	(100)
Proceeds from the exercise of share options	-	2	7,421		-		-	-	7,423
Issuance of shares for trustee compensation	-	-	78		-		-	-	78
Issuance of share grants, net of forfeitures	-	-	399		1,019		-	-	1,418
Deferred long-term compensation, net	-	-	-		-		59	-	59
Adjustment for minority interest of unitholders in Operating Partnership	-	15	17,093		-		-	-	17,108
Net income available to common shareholders	-	-	-		-		-	49,062	49,062
Dividends declared and paid ($2.41 per share)	-	-	(13,328)		-		-	(49,062)	(62,390)
Balance, December 31, 2003	115,000	331	573,636		(105,171)		(1,257)	-	582,539
Proceeds from the exercise of share options	-	3	5,553		-		-	-	5,556
Issuance of shares for trustee compensation	-	-	94		-		-	-	94
Issuance of share grants, net of forfeitures	-	1	3,640		(3)		-	-	3,638
Deferred long-term compensation, net	-	-	-		-		(1,050)	-	(1,050)
Adjustment for minority interest of unitholders in Operating Partnership	-	3	6,099		-		-	-	6,102
Net income available to common shareholders	-	-	-		-		-	82,892	82,892
Dividends declared and paid ($2.41 per share)	-	-	-		-		-	(70,472)	(70,472)
Balance, December 31, 2004	$115,000	$338	$589,022		$(105,174)		$(2,307)	$12,420	$609,299

See notes to consolidated financial statements.

GABLES RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except Per Share Data)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,667	$55,965	$56,489
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(64,072)	(38,368)	(15,164)
Depreciation and amortization	53,623	45,055	38,342
Equity in income of joint ventures	(1,329)	(265)	(2,900)
Minority interest of unitholders in Operating Partnership	2,725	6,045	11,705
Gain on sale of real estate assets	(13,732)	-	(20,006)
Long-term compensation expense	1,917	1,740	1,275
Unusual items	-	-	1,687
Original issuance costs associated with the redemption of preferred units	-	1,327	-
Operating distributions received from joint ventures	2,367	1,479	1,745
Change in operating assets and liabilities:	-	-	-
Restricted cash	1,516	2,040	649
Other assets	(980)	(865)	(121)
Other liabilities, net	5,766	(3,182)	9,625
Net cash provided by operating activities of continuing operations	79,468	70,971	83,326
Net cash provided by operating activities of discontinued operations	10,662	19,433	21,634
Net cash provided by operating activities	90,130	90,404	104,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(241,361)	(242,015)	(91,281)
Recurring value retention capital expenditures	(9,775)	(10,498)	(13,077)
Non-recurring and/or value-enhancing capital expenditures	(6,193)	(9,449)	(11,910)
Net proceeds from sale of wholly-owned real estate assets	29,111	-	46,803
Net proceeds from sale of discontinued operations	146,185	112,059	43,227
Investment in joint ventures	(45,779)	(1,401)	(1,093)
Net proceeds from refinance or sale of joint venture real estate assets	2,562	888	10,680
Net proceeds from sale of joint venture interest	1,113	-	-
Proceeds from contribution of real estate assets to joint venture	9,568	-	-
Restricted cash released from escrow, net	-	-	349
Other	(2,592)	(4,968)	(1,059)
Net cash used in investing activities	(117,161)	(155,384)	(17,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common share offering	-	78,985	-
Net proceeds from issuance and/or exchange of preferred shares	-	72,319	39,750
Redemption of preferred units and/or shares	-	(50,000)	(115,000)
Proceeds from the exercise of share options	5,556	7,423	7,602
Treasury share purchases and unit redemptions	-	-	(13,977)
Payments of deferred financing costs	(1,197)	(1,642)	(2,935)
Notes payable proceeds	476,004	311,671	224,562
Notes payable repayments	(360,677)	(267,145)	(143,219)
Debt extinguishment costs associated with the sale of real estate assets	(1,009)	-	-
Prepayment penalty	-	-	(1,451)
Principal escrow payments released from (deposited into) escrow, net	836	(524)	3,380
Preferred dividends paid	(8,775)	(7,230)	(6,205)
Preferred distributions paid	-	(3,773)	(4,312)
Common dividends paid ($2.41 per share)	(70,472)	(62,390)	(59,400)
Common distributions paid ($2.41 per share)	(10,187)	(13,080)	(14,344)
Net cash provided by (used in) financing activities	30,079	64,614	(85,549)

Net change in cash and cash equivalents	$3,048	$(366)	$2,050
Cash and cash equivalents, beginning of year	5,915	6,281	4,231
Cash and cash equivalents, end of year	$8,963	$5,915	$6,281
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,203	$52,687	$45,787
Interest capitalized	8,412	8,416	8,875
Cash paid for interest, net of amounts capitalized	$44,791	$44,271	$36,912

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

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary that is the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At December 31, 2004, we were an 87.8% economic owner of the common equity of the Operating Partnership.  Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

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

As of December 31, 2004, we managed a total of 168 multifamily apartment communities owned by us and our third-party clients comprising 44,070 apartment homes. As of December 31, 2004, we owned 72 stabilized multifamily apartment communities comprising 18,277 apartment homes, an indirect 60% interest in two stabilized apartment communities comprising 709 apartment homes, an indirect 51% interest in one stabilized apartment community comprising 211 apartment homes, an indirect 50% interest in three stabilized apartment communities comprising 1,163 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes and an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes. We also owned 12 multifamily apartment communities under development or in lease-up at December 31, 2004 that are expected to comprise 2,984 apartment homes upon completion. In addition, as of December 31, 2004, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise an estimated 362 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,387 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

On August 26, 2003, we issued 2,500 common shares. The net proceeds from this issuance of approximately $79.0 million were used to reduce outstanding indebtedness under our interim financing vehicles utilized to fund our development and acquisition activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Preferred Share Offerings

On May 8, 2003, we issued 3,000 shares of 7.50% Series D Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share. The net proceeds from this issuance of approximately $72.4 million were used to reduce outstanding indebtedness under our interim financing vehicles. The Series D Preferred Shares may be redeemed at our option for $25.00 per share plus accrued and unpaid dividends on or after May 8, 2008. The Series D Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

On September 27, 2002, we issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in a private placement to an institutional investor.  The net proceeds from this issuance of $39.7 million, together with the net proceeds of $39.7 million from the concurrent issuance of $40 million of senior unsecured notes, were used to retire approximately $82.5 million of unsecured indebtedness at an interest rate of 8.3% that was scheduled to mature in December 2002. Pursuant to a registration rights agreement with the purchaser of the Series C Preferred Shares, we registered a new series of preferred shares with the Securities and Exchange Commission and offered to exchange those shares on a one-for-one basis for the outstanding Series C Preferred Shares. The dividend rate, preferences and other terms for the new preferred shares, or 7.875% Series C-1 Cumulative Redeemable Preferred Shares, are identical in all material respects to the Series C Preferred Shares, except that the Series C-1 Preferred Shares are freely tradable by a holder. The exchange offer was consummated on September 5, 2003 and did not generate any cash proceeds for us. The Series C-1 Preferred Shares may be redeemed at our option for $25.00 per share plus accrued and unpaid dividends on or after September 27, 2006. The Series C-1 Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities.

On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends. Dividends on the Series Z Preferred Shares are cumulative from the issuance date, and the first dividend payment date is June 18, 2008. Thereafter, the dividends will be paid annually in arrears. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other Gables securities. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” we classify the Series Z Preferred Shares in the liability section of our balance sheet and, beginning July 1, 2003, we have recorded dividends on the Series Z Preferred Shares as interest expense in our statements of operations.

Issuances of Common Operating Partnership Units

On June 17, 2004, the Operating Partnership issued 66 common units to fund $2.1 million of the $12.3 million purchase price of a parcel of land we acquired for the future development of an apartment community expected to comprise 448 apartment homes upon completion.

Common Equity Repurchase Program

Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed. We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. During 2002, we repurchased 526 common shares and 13 common units for a total of $14.0 million. There were no such repurchases during 2003 or 2004. As of December 31, 2004, we had repurchased 4,506 common shares and 300 common units for a total of $116.0 million, including $0.2 million in related commissions.

Preferred Share Redemptions

On August 9, 2002, we redeemed each of the 4,600 outstanding 8.30% Series A Cumulative Redeemable Preferred Shares for $115 million with proceeds from our $180 million senior unsecured note issuance on July 8, 2002. The redemption price of the Series A Preferred Shares exceeded the related carrying value by the $4.0 million of issuance costs that we originally incurred and classified as a reduction to shareholders' equity. Net income available to common shareholders for the year ended December 31, 2002 has been reduced by this $4.0 million excess in a manner similar to dividends on the preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Redemptions of Preferred Operating Partnership Units

On November 17, 2003, the Operating Partnership redeemed each of the 2,000 outstanding 8.625% Series B Preferred Units for $50 million. The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that the Operating Partnership originally incurred and classified as a reduction to partners' capital. Net income for the year ended December 31, 2003 has been reduced by this $1.3 million excess in a manner similar to distributions on the preferred units.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances of securities under this shelf registration statement other than the March 2005 issuance of $150 million of senior unsecured notes (Note 18).

3.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit with expiration dates of May 2005 and April 2008. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers’ assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs. This amount is reflected in the accompanying consolidated statements of operations net of the $0.2 million portion of the costs attributable to the minority interest of common unitholders. The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million, or $62.3 million, net of the $8.9 million portion of the gain attributable to the minority interest of common unitholders.

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

Historical operating results and gains are reflected as discontinued operations in our consolidated statements of operations (Note 5).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.

During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

During 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with New York State Teachers’ Retirement System (“NYSTRS”) in which we have a 50% interest. Also during 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. These transactions did not meet the criteria for gain recognition. See “NYSTRS Joint Venture Arrangements” below for further discussion.

During 2004, we exchanged our 20% ownership interest in two apartment communities located in Tampa comprising 617 apartment homes owned by the GRAP JV Two with our joint venture partner in return for an increase in our ownership interest from 20% to 60% in the remaining two apartment communities located in Atlanta comprising 709 apartment homes owned by the Gables Residential Apartment Portfolio JV (the "GRAP JV") and the GRAP JV Two. In connection with these transactions we also paid $5.7 million in cash to our joint venture partner. These transactions did not meet the criteria for gain recognition.

During 2002, we sold a parcel of land in Houston that was adjacent to an apartment community sold, an apartment community located in Houston comprising 246 apartment homes and an apartment community located in Atlanta comprising 311 apartment homes. The net proceeds from these sales were $46.8 million and were used to pay down outstanding borrowings under our interim financing vehicles and purchase common shares and units under our common equity repurchase program. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.  In addition, we recognized $1.3 million of deferred gain during the year ended December 31, 2002 associated with prior year sale transactions.

During 2002, the GRAP JV sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community in Dallas comprising 222 apartment homes and an apartment community located in Houston comprising 382 apartment homes. Our share of the net sales proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

Historical operating results and gains are included in continuing operations in our consolidated statements of operations.

Community Acquisitions

During 2004, we acquired two apartment communities located in Atlanta comprising 596 apartment homes and three apartment communities located in Dallas comprising 139 apartment homes for approximately $101.3 million in cash.

During 2003, we acquired an apartment community for renovation located in South Florida comprising 36 apartment homes, an apartment community located in Washington, D.C. comprising 211 apartment homes, an apartment community located in Dallas comprising 334 apartment homes and an apartment community located in Austin that is subject to a long-term ground lease and is comprised of 239 apartment homes and 7,366 square feet of retail space for approximately $122.4 million in cash, including approximately $1.6 million of closing costs. The community acquired for renovation is adjacent to a land parcel that we acquired in January 2004 for the future development of an apartment community that we currently expect will comprise 261 apartment homes upon completion.

The cash portion of the consideration for each denoted acquisition was funded with advances under our interim financing vehicles.

Other Acquisitions

In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of December 31, 2004, we had funded $1.5 million of the $2.2 million stated purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated (“Archstone Management Business”). The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period. The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location. The ultimate purchase price of approximately $5.4 million was paid in three installments and was based on the retention of the contracts acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

NYSTRS Joint Venture Arrangements

The GN Apartment Fund LLC was formed in June 2004.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture. Our venture partner, NYSTRS, as advised by JP Morgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in the Inland Empire comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash. Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

In October 2004, we entered into another joint venture arrangement with NYSTRS whereby we admitted NYSTRS as a 49% member in our wholly-owned subsidiary, Henry Adams House Apartments LLC, which owns one community in Washington, D.C. comprising 211 apartment homes. In connection with this transaction, the community owned by Henry Adams House Apartments LLC was deemed to have a fair value of $54.7 million, subject to $35.6 million of indebtedness. In return for its 49% member interest, NYSTRS contributed $9.7 million in cash, including $0.3 million related to its share of due diligence costs, which was subsequently disbursed to us. This transaction was contemplated as part of the original June 2004 GN Apartment Fund LLC formation transactions.

The Summerset Village LLC was formed in December 2004. Our ownership interest in this venture is 50%. In connection with the formation transactions, we and NYSTRS each contributed $31.6 million in cash in order to acquire an apartment community located in the Inland Empire comprising 752 apartment homes for a purchase price of $138.2 million. This community is subject to $75.0 million of indebtedness.

We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters, and we serve as property manager for each of the communities owned by the ventures. In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of December 31, 2004, approximately $310 million of the $800 million target has been invested.

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

Senior Unsecured Note Issuances and Exchange

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

On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at a rate of 5.75%, were priced to yield 5.81% and mature in July 2007. The net proceeds of $178.4 million were used to redeem all outstanding shares of our 8.30% Series A Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our interim financing vehicles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Our operating performance is based predominantly on net operating income (NOI) from the multifamily apartment communities we own, which are located in major markets in Texas, Georgia, Florida, San Diego/Inland Empire, CA, Washington, D.C. and Tennessee (Note 14).

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

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation, including amounts related to certain utility reimbursements discussed below under “Revenue Recognition.”

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

Under the terms of residential leases at applicable communities, our residents are obligated to reimburse us for certain utility usage, principally water and electricity, where we are the primary obligor to the public utility entity. These utility reimbursements from residents are included in other property revenues in the accompanying consolidated statements of operations.

Property management: We provide property management services to third parties and unconsolidated joint ventures.  Property management fees are recognized when earned.

Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts. Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs. Development and construction fees are recognized when earned using the percentage of completion method. During the years ended December 31, 2004, 2003 and 2002, we recognized $1.7 million, $2.6 million and $2.4 million, respectively, in development and construction fees under related contracts with gross billings of $34.1 million, $38.3 million and $43.9 million, respectively. Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Cost Capitalization

As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets and depreciated accordingly. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. Direct internal costs associated with the acquisition of operating apartment communities are reflected in general and administrative expense in the period such costs are incurred.

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

Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Capitalized recurring value retention capital expenditures are typically incurred every year during the life of an apartment community and include such expenditures as carpet, flooring and appliances. Capitalized non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement, parking lot resurfacing, exterior painting and siding replacement. Capitalized value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved from increasing the NOI potential for a community or recharacterizing the quality of the income stream with an anticipated reduction in potential sales cap rate for items such as replacement of wood siding with a masonry-based hardi-board product, amenity upgrades and additions, installation of security gates and additions of covered parking. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

Depreciation and Asset Impairment Evaluation

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. Depreciation for communities that we develop and construct is recorded as the related construction becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually increase the amount of depreciation expense recorded as construction is being completed. As required by GAAP, we evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  No such impairment losses have been recognized to date.

Purchase Price Allocation for Apartment Community Acquisitions

In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired subsequent to July 1, 2001, the effective date of SFAS No. 141, "Business Combinations," includes both tangible assets and intangible assets. Tangible asset values, consisting of land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Intangible asset values, consisting of at-market, in-place leases and resident relationships, are reflected in other assets and amortized over the estimated average remaining lease term of the acquired resident relationships. The estimated average remaining lease term of the acquired resident relationships has ranged from 12 to 29 months for our acquired communities since July 1, 2001. Amounts allocated to intangible assets represented approximately 1% on average of the total purchase price of our apartment community acquisitions since July 1, 2001.

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

Preferred Share Redemptions

When redeeming preferred shares, we recognize the original issuance costs as a charge to earnings in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Topic No. D-42 requires that, in arriving at net earnings available to common shareholders in the calculation of earnings per share, the excess of (1) the fair value of the consideration transferred to the holders of preferred shares over (2) the carrying amount of the preferred shares in the balance sheet be subtracted from net earnings. In July 2003, it was clarified that the carrying amount of the preferred shares should be reduced by the issuance costs of the preferred shares, regardless of where in the shareholders' equity section those costs were initially classified upon issuance.

Interest Rate Protection Agreements and Derivative Instruments

In the ordinary course of business, we are exposed to interest rate risks. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged; correlate in notional amount, rate, and term with the balance sheet instrument being hedged and be designated as a hedge at the inception of the derivative contract.  We had no derivative instruments in place during the three years in the period ended December 31, 2004.

Stock Options

At December 31, 2004, we had one stock-based employee compensation plan, which is described more fully in Note 16. Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for stock-based employee compensation. Prior option awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of our common shares on the date of grant. Had compensation cost on option awards through December 31, 2002 been determined using the fair value method consistent with SFAS No. 123, our net income available to common shareholders and earnings per share would have been reduced to the following pro forma amounts:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

	2004	2003	2002
Net income available to common shareholders, as reported	$82,892	$49,062	$45,661
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards	-	(22)	(283)
Net income available to common shareholders, pro forma	$82,892	$49,040	$45,378
Earnings per share:
Basic - as reported	$2.84	$1.89	$1.85
Basic - pro forma	$2.84	$1.89	$1.84
Diluted - as reported	$2.82	$1.87	$1.85
Diluted - pro forma	$2.82	$1.87	$1.84

To date, options have been granted with an exercise price equal to the fair value of our common shares on the dates the options were granted.  At December 31, 2004, 367 common shares are subject to outstanding options granted to our officers, employees and trustees. These outstanding options have exercise prices ranging from $20.38 to $30.20 and a weighted average remaining contractual life of 3.6 years at December 31, 2004.

A summary of the options activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	598	$25.73	893	$25.64	1,196	$25.64
Granted	-	-	-	-	15	30.20
Forfeited	(4)	28.41	(4)	26.31	(23)	26.53
Exercised	(227)	24.45	(291)	25.46	(295)	25.77
Outstanding at end of year	367	$26.50	598	$25.73	893	$25.64
Exercisable at end of year	367	$26.50	598	$25.73	628	$25.10

The weighted average fair value of options granted is $4.29 for 2002. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002: risk-free interest rate of 4.36%; expected life of 4.67 years; dividend yield of 7.98%; and expected volatility of 31%. There were no options granted during 2004 or 2003.

Treasury Shares

Our share repurchases under our common equity repurchase program are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to shareholders' equity.  As disclosed in Note 16, we have made certain grants of unrestricted and restricted shares with treasury shares.  The value of such share grants issued is recorded to the additional paid-in capital component of shareholders' equity after relieving the treasury shares component of shareholders' equity utilizing the first-in, first-out method of accounting.

Recent Accounting Pronouncements

In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued, and was subsequently replaced by FIN 46R in December 2003.   In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Previously, a company generally had only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46R were effective for the first interim period ending after March 15, 2004.  The adoption of FIN 46R did not result in the consolidation of any previously unconsolidated entities.

In December 2004, SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for us in the first interim period beginning after June 15, 2005. We began expensing stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, we do not expect the adoption of SFAS No. 123(R) to have a significant impact on our financial statements.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires that an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance.  The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

5.	DISCONTINUED OPERATIONS

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. As of December 31, 2004, we had five wholly-owned real estate assets that were under contract for sale and were classified as held for sale. We sold nine wholly-owned operating real estate assets during 2004, five wholly-owned operating real estate assets during 2003 and four wholly-owned operating real estate assets during 2002. However, we retained management of two of the assets sold during 2002. Due to our continuing involvement with the operations of the two assets sold for which we retained management, the operating results of these assets are included in continuing operations for all periods presented. The operating results for the 21 remaining wholly-owned assets classified as held for sale or sold for which we did not retain management are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at December 31, 2003.

During 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with NYSTRS in which we have a 50% interest. Also during 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. Due to our continuing involvement with the operations of these three communities, the operating results of these assets are included in continuing operations for all periods presented.

Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Years ended December 31,
	2004	2003	2002
Total property revenues	$29,170	$48,844	$56,229

Property operating and maintenance expense (exclusive of items shown separately below)	13,098	21,175	24,979
Real estate asset depreciation and amortization expense	6,827	11,112	12,426
Interest expense and credit enhancement fees	5,119	8,236	9,616
Amortization of deferred financing costs	147	228	189
Hurricane damage costs	291	-	-
Total expenses	25,482	40,751	47,210

Operating income from discontinued operations	3,688	8,093	9,019
Minority interest of common unitholders in Operating Partnership	(468)	(1,423)	(1,774)
Operating income from discontinued operations, net of minority interest	3,220	6,670	7,245

Gain on sale of discontinued operations	71,183	37,693	9,829
Minority interest of common unitholders in Operating Partnership	(8,912)	(5,995)	(1,910)
Gain on sale of discontinued operations, net of minority interest	62,271	31,698	7,919

Debt extinguishment costs associated with the sale of real estate assets	(1,623)	-	-
Minority interest of common unitholders in Operating Partnership	204	-	-
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(1,419)	-	-

Income from discontinued operations, net of minority interest	$64,072	$38,368	$15,164

Summary:
Income from discontinued operations	$73,248	$45,786	$18,848
Minority interest of common unitholders in Operating Partnership	(9,176)	(7,418)	(3,684)
Income from discontinued operations, net of minority interest	$64,072	$38,368	$15,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Our interests in the following unconsolidated joint ventures are accounted for using the equity method of accounting. The other investors in these joint ventures are independent third parties.

	Ownership Interest as of December 31,
Joint Venture	2004	2003
Arbors of Harbortown JV (“Harbortown JV”)	25.00%	25.00%
Gables Residential Apartment Portfolio JV LLC (“GRAP JV”)	60.00%	20.00%
Gables Residential Apartment Portfolio JV Two LLC (“GRAP JV Two”)	60.00%	20.00%
GN Apartment Fund LLC (“GN Apartment JV”)	50.00%	-
Henry Adams House Apartments LLC (“Henry Adams JV”)	51.00%	100.00%
Summerset Village LLC (“Summerset JV” )	50.00%	-

Condensed financial information of the unconsolidated joint ventures is as follows:

Balance Sheet Summary:	December 31, 2004
	Harbor- town	GRAP	GRAP Two	GN Apart -ment	Henry Adams	Summer- set	Total	December 31, 2003 Total
Real estate assets	$16,555	$48,496	$32,380	$92,992	$54,595	$137,710	$382,728	$238,975
Less: accumulated depreciation	(5,564)	(9,107)	(2,664)	(13,463)	(1,682)	(59)	(32,539)	(25,968)
Net real estate assets	10,991	39,389	29,716	79,529	52,913	137,651	350,189	213,007
Other assets	3,094	709	1,806	1,631	704	1,092	9,036	9,949
Total assets	$14,085	$40,098	$31,522	$81,160	$53,617	$138,743	$359,225	$222,956
Mortgage debt	$16,350	$28,000	$18,500	$62,138	$35,568	$75,000	$235,556	$160,344
Other liabilities	475	423	1,331	1,252	314	459	4,254	5,631
Partners' capital	(2,740)	11,675	11,691	17,770	17,735	63,284	119,415	56,981
Total liabilities and partners' capital	$14,085	$40,098	$31,522	$81,160	$53,617	$138,743	$359,225	$222,956

Our investment in JV	$857	$12,142	$2,480	$19,421	$8,360	$31,642	$74,902	$11,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Income Statement Summary:	Years Ended December 31,
	2004	2003	2002
Revenues	$26,102	$20,545	$18,313
Property operating and maintenance expense (exclusive of items shown separately below)	12,097	9,475	7,800
Interest expense	7,117	5,515	5,290
Depreciation and amortization expense	7,280	6,322	5,494
Other expense	327	295	313
Hurricane damage costs	123	-	-
Total expenses	27,004	21,607	18,897

Income (loss) before gain on sale	(902)	(1,062)	(584)
Gain on sale of real estate assets	1,372	-	-
Income (loss) from continuing operations	470	(1,062)	(584)
Income from discontinued operations, including gain on sale	3,963	463	17,033
Net income (loss)	$4,433	$(599)	$16,449

Our equity in income of JV	$1,329	$265	$2,900

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

Gables Residential Apartment Portfolio JV

The GRAP JV was formed in March 1999 to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes located in four of our markets.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as property manager and previously served as developer and general contractor for construction activities.   Our economic ownership interest in the venture was 21.4%, 23.75% and 22.0% for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2001, the GRAP JV owned five communities comprising 1,649 apartment homes.

During 2002, the venture sold two apartment communities located in South Florida comprising 610 apartment homes, an apartment community located in Houston comprising 382 apartment homes and an apartment community located in Dallas comprising 222 apartment homes. Our share of the net proceeds after repayment of construction loan indebtedness of $46.7 million was $10.7 million, resulting in a gain of $2.6 million.

In December 2004, we acquired an additional 40% ownership interest in the remaining community owned by the venture from our joint venture partner in return for $9.6 million in cash, thereby increasing our ownership interest in the GRAP JV to 60%. This transaction was part of the December 2004 GRAP JV Two transaction discussed below.

The remaining community owned by the venture located in Atlanta comprising 435 apartment homes is currently secured by a $28.0 million permanent loan that bears interest at a fixed rate of 4.2% and matures in November 2008. None of this indebtedness is recourse to us.

Gables Residential Apartment Portfolio JV Two

The GRAP JV Two was formed in March 2001 to develop, own and operate five multifamily apartment communities comprising 1,153 apartment homes, located in three of our markets.  Since inception, our economic ownership interest in the venture has been 20%.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The $119 million capital budget for the development of the five communities was funded with equity of $51 million and debt of $68 million.  The equity component was funded 80% by our venture partner and 20% by us.  Our portion of the equity was funded through contributions of cash and property.  As of December 31, 2004, we had funded our total equity commitment of $10 million to the joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

In March 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our joint venture partner. In December 2004, the venture sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net proceeds from these sale transactions was $2.6 million, resulting in a gain of $0.7 million.

In December 2004, we exchanged our 20% ownership interest in two apartment communities located in Tampa comprising 617 apartment homes with our joint venture partner in return for $3.9 million in cash and an additional 40% ownership interest in the remaining community owned by the venture, thereby increasing our ownership interest in the GRAP JV Two to 60%.

The remaining community owned by the venture located in Atlanta comprising 274 apartment homes is currently secured by a $18.5 million permanent loan that bears interest at a fixed rate of 4.25% and matures in November 2008. None of this indebtedness is recourse to us.

NYSTRS Joint Ventures

The GN Apartment Fund LLC was formed in June 2004. In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture. Our venture partner, NYSTRS, as advised by JP Morgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in the Inland Empire comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash. Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

In October 2004, we entered into another joint venture arrangement with NYSTRS whereby we admitted NYSTRS as a 49% member in our wholly-owned subsidiary, Henry Adams House Apartments LLC, which owns one community in Washington, D.C. comprising 211 apartment homes. In connection with this transaction, the community owned by Henry Adams House Apartments LLC was deemed to have a fair value of $54.7 million, subject to $35.6 million of indebtedness. In return for its 49% member interest, NYSTRS contributed $9.7 million in cash, including $0.3 million related to its share of due diligence costs, which was subsequently disbursed to us. This transaction was contemplated as part of the original June 2004 GN Apartment Fund LLC formation transactions.

The Summerset Village LLC was formed in December 2004. Our ownership interest in this venture is 50%. In connection with the formation transaction, we and NYSTRS each contributed $31.6 million in cash in order to acquire an apartment community located in San Diego comprising 752 apartment homes for a purchase price of $138.2 million. This community is subject to $75.0 million of indebtedness.

We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters. We also serve as property manager for each of the communities owned by the ventures.  Two of the communities owned by the GN Apartment Fund LLC are secured by two permanent loans totaling $30.7 million which mature in July 2009 and bear interest at a fixed rate of 4.12%. The GN Apartment Fund LLC's proportionate share of the two permanent loans encumbering the two communities in which it has a 98% interest is $31.4 million. These loans mature in June 2038 and bear interest at a fixed rate of 6.07%. The community owned by the Henry Adams House Apartments LLC is secured by a $35.6 million permanent loan which matures in October 2035 and bears interest at a fixed rate of 5.05%. The community owned by the Summerset Village LLC is secured by a $75.0 million permanent loan which matures in January 2012 and bears interest at a fixed rate of 4.735%. None of the indebtedness associated with these loans is recourse to us.
In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of December 31, 2004, approximately $310 million of the $800 million target has been invested.

CMS Tennessee Multifamily JV

In December 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV which was created to own and operate these apartment communities.  In August 2004, we sold our 8.26% ownership interest in the CMS Tennessee Multifamily JV. The net proceeds from this sale were $1.1 million, resulting in a gain of $1.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Related-Party Transactions and Relevant Accounting Policies

Management fees for services provided to these unconsolidated joint ventures totaled $1,209, $1,056 and $1,090 for the years ended December 31, 2004, 2003 and 2002, respectively.

During the three years in the period ended December 31, 2004, we provided development and construction services to the GRAP JV and the GRAP JV Two in return for development and construction fees.  We calculate our net development profit associated with these services based on the fees contractually owed to us by the venture and the amount of direct internal overhead associated with the provision of such services that will be charged against those fees.  We then recognize into income 80% of the net development profit when earned using the percentage of completion method.  The remaining 20% associated with our minority ownership interest in the venture is eliminated and classified as a reduction to our investment in joint venture account.  As general contractor, we are responsible for funding any construction cost overruns.  As general contractor and venture partner, we are entitled to an incentive fee on any construction cost savings.  During 2004, we recognized $179 in estimated cost overruns. During 2003, we recognized $506 in incentive fees. Development and construction fees from unconsolidated joint ventures, inclusive of cost overruns and incentive fees, of $236, $1,246 and $1,577 for the years ended December 31, 2004, 2003 and 2002, respectively, were recognized in ancillary services revenues in the accompanying statements of operations.

We generated a gain of $3.5 million in connection with our contribution of land to the GRAP JV Two.  We recognized 80% or $2.8 million of the gain into income when earned using the percentage of completion method.  The $0.7 million in eliminated gain associated with our minority ownership interest in the venture has been classified as a reduction to our investment in joint venture account.  During the year ended December 31, 2002, we recognized the final $1.2 million of the $2.8 million gain.  There was no gain or loss in connection with the contribution of operating real estate assets to the GN Apartment Fund LLC and the admission of NYSTRS as a 49% member in the Henry Adams House Apartments LLC.

We record our share of income from unconsolidated joint ventures based on our economic ownership interest therein, after making any necessary adjustments to conform to our accounting policies.

Our investment in joint venture is generally based on the fair value of our cash and real estate contributions thereto. However, given the nature of the formation transactions of the GN Apartment Fund LLC which involved the exchange of nonmonetary assets, our initial investment in this venture is equal to the net book value of the assets and liabilities we contributed to the venture. Our investment in joint ventures includes capitalized interest on our investment account during the construction period of the underlying real estate assets.  Eliminations of any development and construction fees and gains, as applicable, associated with our minority ownership interest in the joint ventures are classified as a reduction to our investment in joint ventures.

7. NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2004	2003
Unsecured senior notes payable	$470,000	$470,000
Secured conventional fixed-rate notes payable	216,595	117,501
Unsecured variable-rate credit facilities	115,345	115,195
Secured tax-exempt variable-rate notes payable	75,305	170,955
Unsecured tax-exempt variable-rate notes payable	48,365	-
Unsecured conventional fixed-rate notes payable	28,360	30,682
Secured variable-rate construction loans	28,565	29,852
Secured tax-exempt fixed-rate notes payable	-	20,550
Unsecured tax-exempt fixed-rate notes payable	-	48,365
Total notes payable	$982,535	$1,003,100

Unsecured Senior Notes Payable

In March 1998, we issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84% and mature in March 2005. In February 2001, we issued $150,000 of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  In July 2002, we issued $180,000 of senior unsecured notes which bear interest at 5.75%, were priced to yield 5.81% and mature in July 2007.  In September 2002, we issued $40,000 of senior unsecured notes in two series in a private placement to an institutional investor: $30,000 of notes which bear interest at 5.86% and mature in September 2009 and $10,000 of notes which bear interest at 6.10% and mature in September 2010. (Note 3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Secured Conventional Fixed-Rate Notes Payable

At December 31, 2004 and 2003, the fixed-rate notes payable were comprised of ten and seven loans, respectively, collateralized by 15 and ten apartment communities included in real estate assets, respectively. In September 2004, we entered into a $100,000 secured debt arrangement comprised of three loans which bear interest at 4.37% and mature in October 2009. The net proceeds of $99,081 were used to pay down outstanding borrowings under our interim financing vehicles. There are no principal amortization payment requirements and the loans are secured by five wholly-owned assets. In November 2003, we repaid two fixed-rate notes payable with a scheduled maturity date of January 2004 totaling $18,672 that were collateralized by two apartment communities and bore interest at 7.13%. There were no prepayment penalties associated with this repayment. At December 31, 2004, the interest rates on these notes payable ranged from 4.37% to 8.77% (weighted average of 6.23%) and the maturity dates ranged from December 2005 to February 2011.  Principal amortization payments are required for five of the ten loans based on amortization schedules ranging from 27 to 30 years.

$300 Million Credit Facility

We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005. This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively. Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings. In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity. The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios. There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%. A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million. This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings. At December 31, 2004, we had outstanding under the facility (1) $96,060 in borrowings outstanding under the competitive bid option at an average interest rate of 2.86% and (2) $20,068 of letters of credit, including $19,090 of letters of credit enhancing two tax-exempt variable rate notes payable totaling $18,780. Thus, we had $183,872 of availability under the facility at December 31, 2004. At December 31, 2003, we had outstanding under the facility (1) $101,000 in borrowings outstanding under the competitive bid option at an average interest rate of 1.62% and (2) $47,599 of letters of credit, including $45,820 of letters of credit enhancing four tax-exempt variable rate notes payable totaling $44,930. We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date, however there can be no assurance that such renewal and/or renegotiation will occur.

$37.5 Million Borrowing Facility

We have a $37.5 million unsecured borrowing facility with a bank that has a maturity date of May 2005.   The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. At December 31, 2004 and 2003, we had $17,035 and $12,554 in borrowings outstanding under this facility at interest rates of 2.90% and 1.60%, respectively. We do not expect to renew this facility.

$10 Million Credit Facility

We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005. Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility described above. At December 31, 2004 and 2003, we had $2,250 and $1,641 in borrowings outstanding under this facility at interest rates of 3.42% and 2.02%, respectively. In February 2005, this facility was increased to $20 million. We expect to renew this facility prior to the May 2005 maturity date.

Secured Tax-Exempt Variable-Rate Notes Payable Totaling $18,780 at December 31, 2004 and $44,930 at December 31, 2003

At December 31, 2004 and 2003, we had two and four loans securing tax-exempt bonds totaling $18,780 and $44,930, respectively, each of which were collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest that are adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2004 and 2003 were 1.99% and 1.25%, respectively.  Effective interest rates were 1.23%, 1.05% and 1.40% for the years ended December 31, 2004, 2003 and 2002, respectively.  The bonds were enhanced by letters of credit issued under our $300 million credit facility. In December 2004, we sold two of the secured apartment communities. In connection with the sale transaction, the buyer assumed two loans totaling $26,150 and $26,730 of related letters of credit were retired. One of the underlying bond issues matures August 2024 and the other matures in December 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Secured Tax-Exempt Variable-Rate Notes Payable Totaling $56,525 at December 31, 2004 and $126,025 at December 31, 2003

At December 31, 2004 and 2003, we had three and seven bond issues totaling $56,525 and $126,025, respectively, that were assumed in connection with the South Florida acquisition. These bonds bear interest at variable rates of interest that are adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2004 and 2003 averaged 2.04% and 1.23%, respectively.   Effective interest rates averaged 1.21%, 1.08% and 1.42% for the years ended December 31, 2004, 2003 and 2002, respectively.   During 2004, we sold four of the secured apartment communities. In connection with the sale transactions, one of the buyers assumed two loans totaling $41,500 and we repaid two loans totaling $28,000. The outstanding bond issues are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the “South Florida Enhancement Facility”).  The fee for the letters of credit under this facility is 1.0% per annum. The facility has an initial term of ten years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the three remaining underlying bond issues range from December 2005 to September 2008.

Unsecured Tax-Exempt Notes Payable

At December 31, 2003, the unsecured tax-exempt fixed-rate indebtedness was comprised of three bond issues with an aggregate principal balance of $48,365 that bore interest at 4.75% and matured in July 2004. In July 2004, we remarketed the bonds under an unsecured tax-exempt variable-rate arrangement. At December 31, 2004, the bonds bore interest at a rate of 2.08%. Effective interest rates on the bonds averaged 1.52% for the period from July 1, 2004 through December 31, 2004. The bonds are enhanced by letters of credit issued under an unsecured facility entered into in July 2004 that has an initial maturity of July 2005 and a one-year extension option. The fee for the letters of credit issued under this facility is currently 1.10% per annum.

Unsecured Conventional Fixed-Rate Notes Payable

At December 31, 2004 and 2003, the unsecured conventional fixed-rate indebtedness was comprised of two and three notes payable, respectively. During 2004, we were relieved of one note obligation in connection with the sale of the underlying apartment community. The notes payable have interest rates ranging from 5.25% to 8.62% (weighted average of 8.54%) and maturity dates that range from December 2007 to November 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Secured Variable-Rate Construction Loans

At December 31, 2004, we have committed fundings under six construction-related financing vehicles totaling $53,361 million from a bank relating to two wholly-owned development communities and one wholly-owned stabilized community that completed lease-up in 2004. At December 31, 2004, we had drawn $28,565 under these variable-rate financing vehicles and therefore have $24,796 of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 4.19% at December 31, 2004. During 2004, we repaid two construction-related financing vehicles secured by one wholly-owned development community totaling $21,481. At December 31, 2003, we had $29,852 outstanding under construction-related financing vehicles at a weighted average interest rate of 3.10%.

Secured Tax-Exempt Fixed-Rate Notes Payable

At December 31, 2003, the secured tax-exempt fixed-rate indebtedness was comprised of two loans. The first loan, with an outstanding principal balance of $10,725 as of December 31, 2003, represented a tax-exempt bond financing secured by one apartment community. The bond issue was credit enhanced for an annual fee of 0.60% and bore interest at a rate of 7.03%. Monthly escrow payments were required each year based on the annual principal payment due to the bondholders. This loan was defeased in connection with the sale of the underlying apartment community in May 2004. The second loan represented a tax-exempt bond issue for $9,825 assumed in connection with the South Florida acquisition that bore interest at a rate of 4.65% and was enhanced by the South Florida Enhancement Facility described above. The bonds were repaid on the February 2004 maturity date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Maturities

The aggregate maturities of our notes payable at December 31, 2004 is as follows:

2005	$ 252,369
2006	281,451
2007	207,778
2008	21,672
2009	192,114
2010 and thereafter	27,151
Total	$982,535

Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date (assuming the exercise of unconditional extension options), as applicable.

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

Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis. The principal financial covenants currently impacting our leverage are: (1) our total debt may not exceed 60% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may not be less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 167% of our total unsecured debt; (6) our tangible net worth may not be less than $749.8 million; and (7) our floating rate debt may not exceed 30% of our total assets. Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

    Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness. We were in compliance with covenants and other restrictions included in our debt agreements as of December 31, 2004. The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

Our tax-exempt bonds contain customary covenants for this type of financing which require a specified percentage of the apartments in the bond-financed communities to be rented to individuals based upon income levels specified by U.S. government programs.

Pledged Assets

The aggregate net book value at December 31, 2004 of real estate assets pledged as collateral for indebtedness was $438,876.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

8. COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

We currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion. The estimated costs to complete the development of these assets total $233 million at December 31, 2004, including $2 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $24 million in construction loan proceeds and $209 million in borrowings under our credit facilities.

At December 31, 2004, we owned a parcel of land on which we intend to develop an apartment community that we currently expect will comprise 362 apartment homes upon completion. We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop ten communities that we currently expect would comprise an estimated 2,387 apartment homes upon completion. Total preliminary budgeted costs for the development of the 2,749 apartment homes are currently estimated to be approximately $450 million. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

We have letter of credit and performance obligations of approximately $8.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

We are currently serving as general contractor for the construction and/or renovation of five apartment communities for third parties under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $50 million in aggregate.  The construction of these assets was 45% complete in aggregate at December 31, 2004.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.

Operating Leases

We are party to two long-term ground leases relating to two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. In addition, in December 2004, we entered into a ground lease for a development community in Houston with an initial term expiration in 2054. The payments under the Atlanta lease and Houston lease are made on a monthly basis. The payments under the Austin lease are made on a quarterly basis. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $2,287, $2,092 and $1,833 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under these operating leases at December 31, 2004 are as follows:

2005	$ 2,769
2006	3,208
2007	3,007
2008	2,655
2009	1,990
2010 and thereafter	76,328
Total	$89,957
IGPM Acquisition

In May 2004, we acquired IGPM, a property management company that managed 2,141 apartment homes in 17 multifamily apartment communities at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of December 31, 2004, we had funded $1.5 million of the $2.2 million purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Contingencies

We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class and are defending vigorously our position in this case. No trial date has been set. Due to the uncertainty of many critical factual and legal issues, it is not possible to determine or predict the outcome of this case. Discovery is in progress with respect to many matters including, but not limited to, the number of residents who were charged allegedly improper fees, the amount of fees that were actually collected, and reductions in actual damages due to unpaid rent that accrued until the residents' premises were leased to a new resident. In the event of an adverse ruling, we would be liable for actual damages awarded to class participants, plus plaintiffs' attorneys' fees, and litigation and class administration costs. In addition, in the event of an adverse ruling, we may be liable for statutory damages if and to the extent awarded by the court. Using available data and based on assumptions as to unsettled factual and legal issues, plaintiffs' counsel estimated the amount of actual damages for contested fees paid by all former residents eligible to be included in the class at approximately $3 million. Only eligible class members who elect to make a claim and are able to substantiate it should collect damages. While no assurances can be given, we do not believe that this lawsuit, if adversely determined, will have a material adverse effect on our financial condition or results of operations. Legal defense costs are being expensed as they are incurred.

The entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business.  We believe that these matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about the estimated fair value of financial instruments is based on pertinent information available to us as of December 31, 2004 and 2003.   Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.

We estimate that the fair value of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and security deposits approximates the carrying value due to the relatively short term nature of these instruments.

Notes payable with an aggregate carrying value of $982,535 and $1,003,100 had an estimated fair value of $1,003,150 and $1,045,247 at December 31, 2004 and 2003, respectively. The estimated fair value of our notes payable is based on a discounted cash flow analysis using current borrowing rates for notes payable with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

10.	EARNINGS PER SHARE

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under our incentive plan and upon conversion of common units. The numerator and denominator used for both basic and diluted earnings per share computations are as follows:

	Years Ended December 31,
Basic and diluted income available to common shareholders (numerator):	2004	2003	2002
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption) – basic	$18,820	$10,694	$30,497
Minority interest of common unitholders in Operating Partnership attributable to continuing operations	2,725	2,272	7,393
Income from continuing operations (net of preferred dividends and original issuance costs associated with preferred redemption) – diluted	$21,545	$12,966	$37,890

Income from discontinued operations, net of minority interest – basic	$64,072	$38,368	$15,164
Minority interest of common unitholders in Operating Partnership attributable to discontinued operations	9,176	7,418	3,684
Income from discontinued operations – diluted	$73,248	$45,786	$18,848

Net income available to common shareholders – basic	$82,892	$49,062	$45,661
Minority interest of common unitholders in Operating Partnership	11,901	9,690	11,077
Net income available to common shareholders – diluted	$94,793	$58,752	$56,738

Common shares (denominator):
Average shares outstanding – basic	29,219	25,920	24,618
Incremental shares from assumed conversions of:
Outstanding common units	4,230	5,426	5,953
Stock options	95	96	106
Other	15	10	7
Average shares outstanding – diluted	33,559	31,452	30,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

Options to purchase 578 shares were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.  There were no anti-dilutive options outstanding at December 31, 2004 and 2003.

11.	PROFIT SHARING PLAN

Eligible employees may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. We also make discretionary matching contributions currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for each of the three years in the period ended December 31, 2004 were not material.

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

12. UNUSUAL ITEMS

Unusual items of $1,209 in 2004 represent estimated costs to address landscaping and minor structural damage sustained at some of our Florida and Georgia apartment communities in connection with Hurricane Frances and Hurricane Jeanne.

Unusual items of $1,687 in 2002 represent the write-off of unamortized deferred financing costs of $236 and a prepayment penalty of $1,451 associated with the early retirement of $48,365 of secured tax-exempt bond indebtedness. These bonds had an interest rate of 6.375% which we were able to re-issue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

13. RELATED-PARTY TRANSACTIONS

Transactions with our unconsolidated joint ventures are disclosed in Note 6.

14. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, San Diego/Inland Empire, CA, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 93%, 92% and 91% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

	Years Ended December 31,.
	2004	2003	2002
Total property revenues	$203,998	$186,289	$175,328
Less: Property operating and maintenance expenses	(75,289)	(67,716)	(61,514)
Net operating income (NOI)	$128,709	$118,573	$113,814

Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Years Ended December 31,
	2004	2003	2002
Net operating income (NOI)	$128,709	$118,573	$113,814

Less other expenses:
Real estate asset depreciation and amortization	(48,788)	(41,406)	(35,473)
Property management (owned and third party)	(17,913)	(15,169)	(12,897)
Ancillary services	(3,889)	(4,255)	(5,236)
Interest expense and credit enhancement fees	(40,911)	(37,708)	(34,855)
Amortization of deferred financing costs	(1,875)	(1,603)	(1,147)
General and administrative	(11,064)	(8,800)	(7,377)
Corporate asset depreciation and amortization	(2,960)	(2,046)	(1,722)
Unusual items	(1,209)	-	(1,687)
Total other expenses	(128,609)	(110,987)	(100,394)

Add other revenues:
Property management revenues	8,716	8,495	7,309
Ancillary services revenues	4,897	7,282	8,317
Interest income	179	173	378
Other revenues	1,367	1,168	700
Total other revenues	15,159	17,118	16,704

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	$15,259	$24,704	$30,124

All other measurements for our reportable business segment are disclosed in our consolidated financial statements.

We also provide management, development and construction, corporate apartment home and brokerage services to third parties and unconsolidated joint ventures. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting.

15.  INCOME TAXES

Gables Residential Trust

Gables Residential Trust has elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our annual ordinary taxable income at the REIT level to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to federal income tax on distributed taxable income.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.  No provision for federal income taxes has been made for Gables Residential Trust in the accompanying consolidated financial statements because Gables Residential Trust made distributions in excess of its taxable income in each of the three years in the period ended December 31, 2004.

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

As discussed in Note 1, the REIT conducts substantially all of its operations through the Operating Partnership.  For income tax reporting purposes, the REIT receives an allocable share of the Operating Partnership's ordinary income and capital gains based on its weighted average ownership interest therein adjusted for certain specially allocated items.  In addition, taxable income of the Operating Partnership excludes taxable income or loss of Gables Residential Services. The REIT's allocable share of the Operating Partnership's taxable income for the years ended December 31, 2004, 2003 and 2002 is detailed below:

	2004 (estimate)	2003 (actual)	2002 (actual)
REIT share of Operating Partnership taxable ordinary income (subject to REIT dividend requirement)	$27,103	$28,203	$24,391
REIT share of Operating Partnership taxable capital gains	34,103	9,487	22,883
REIT total taxable income	$61,206	$37,690	$47,274
Cash dividends paid, including preferred	$79,247	$69,620	$65,605

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

	Years Ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
Ordinary income	$0.791	32.8%	$0.871	36.1%	$0.868	36.0%
Return of capital	0.620	25.7%	1.243	51.6%	0.716	29.7%
Capital gains	0.708	29.4%	0.145	6.0%	0.603	25.0%
Unrecaptured Section 1250 gain	0.291	12.1%	0.151	6.3%	0.223	9.3%
Total	$2.410	100.0%	$2.410	100.0%	$2.410	100.0%

Gables Residential Services

We utilize Gables Residential Services, a taxable REIT subsidiary, to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

As of December 31, 2003, Gables Residential Services had a net operating loss carryforward for federal income tax purposes of $11,089 and an interest deduction carryforward of $2,666. Deferred tax assets like these are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of December 31, 2003, management believed that it was more likely than not that the deferred tax assets would not be realized and thus a valuation allowance was established for the full amount of the net operating loss and interest deduction carryfowards.

In September 2004, Gables Residential Services acquired and sold a parcel of land in Arlington, Virginia generating a $12,799 gain for income tax purposes. In connection therewith, a tax provision of $900 was recorded representing $225 of estimated federal alternative minimum tax and $675 of estimated Virginia state income tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

As of December 31, 2004, Gables Residential Services has an estimated net operating loss carryforward for federal income tax purposes of $7,663 which will expire from 2018 to 2023 and has no interest deduction carryforward. Based on projections of future activities of Gables Residential Services, management believes that it is more likely than not that the deferred tax assets will not be realized and thus a valuation allowance has been established for the full amount of the net operating loss carryforward and the provision for the alternative minimum tax.

The estimated remaining tax attributes of Gables Residential Services are immaterial to the accompanying consolidated financial statements.

16.	2004 EQUITY INCENTIVE PLAN, 1994 SHARE OPTION AND INCENTIVE PLAN AND OTHER SHARE GRANTS

In May 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”) to replace the 1994 Share Option and Incentive Plan (the “1994 Plan”). Both plans were adopted to provide incentives to officers, employees and non-employee trustees. Both plans provide for the grant of options to purchase a specified number of common shares and the grant of restricted or unrestricted common shares among other things.  The total number of shares reserved for issuance under the 2004 Plan is 1,250, subject to certain adjustments. At December 31, 2004, the number of shares reserved for issuance was 1,303, which includes 53 shares that were remaining for issuance under the 1994 Plan at the time the 2004 Plan was adopted. See Note 4 for a discussion of stock options issued under the 1994 Plan.

We have made the following grants of unrestricted shares and restricted shares:

Grant Date	Unrestricted.. Shares Granted	Restricted Shares Granted	Total	Per Share Grant Value	General Vesting Period for Restricted Shares

2-97	23	46	69	$25.8750	Two equal annual installments, beginning 1-1-98
2-98	13	40	53	26.6875	Three equal annual installments, beginning 1-1-99
4-98	3	9	12	27.0625	Three equal annual installments, beginning 4-1-99
2-99	11	34	45	23.2500	Three equal annual installments, beginning 1-1-00
2-99	5	9	14	23.2500	Two equal annual installments, beginning 1-1-00
4-99	9	19	28	21.9375	Two equal annual installments, beginning 4-1-00
11-99	2	16	18	24.6250	One installment, on 12-1-02
1-00	12	36	48	22.6250	Three equal annual installments, beginning 1-1-01
3-00	6	20	26	21.8750	Three equal annual installments, beginning 1-1-01
3-00	3	5	8	21.8750	Two equal annual installments, beginning 1-1-01
10-00	2	13	15	25.8125	One installment, on 12-1-03
2-01	12	36	48	27.3000	Three equal annual installments, beginning 1-1-02
2-01	1	2	3	27.3000	Two equal annual installments, beginning 1-1-02
10-01	2	13	15	26.9500	One installment, on 12-1-04
2-02	24	47	71	29.7500	Three equal installments, beginning 1-1-03
5-02	1	1	2	30.3000	Three equal installments, beginning 1-1-03
11-02	-	1	1	23.7100	Three equal installments, beginning 1-1-03
11-02	1	12	13	23.7100	One installment, on 12-1-05
3-03	11	36	47	25.4000	Three equal annual installments, beginning 1-1-04
8-03	-	1	1	32.6900	Three equal annual installments, beginning 1-1-04
1-04	25	71	96	33.8600	Three equal annual installments, beginning 1-1-05
6-04	1	10	11	33.7500	One installment, on 12-1-06
8-04	1	1	2	31.0500	Three equal annual installments, beginning 1-1-05
12-04	1	2	3	36.2900	Three equal annual installments, beginning 1-1-06
1-05	8	15	23	33.9500	Three equal annual installments, beginning 1-1-06
Total	177	495	672

All of the share grants have been made under either the 1994 Plan or the 2004 Plan with the exception of the February 2001, February 2002 and March 2003 grants, which were satisfied with shares acquired by us pursuant to our common equity repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

The value of the unrestricted shares granted is recorded as long-term compensation expense in the year the related service was provided. Upon issuance of the share grants, (1) the value of the shares issued is recorded to the additional paid-in capital component of shareholders’ equity, after relieving the treasury shares component of shareholders’ equity for share grants issued out of treasury and (2) the value of the restricted shares is recorded to the deferred long-term compensation component of shareholders’ equity. Such deferred compensation is amortized ratably over the term of the vesting period.  Long-term compensation expense included in general and administrative expense in the accompanying consolidated statements of operations was $1,917, $1,740 and $1,275 for the years ended December 31, 2004, 2003 and 2002, respectively.

17.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

The tables below reflect selected quarterly financial information for the years ended December 31, 2004 and 2003. Certain 2004 and 2003 amounts have been reclassified to conform to the current presentation of discontinued operations.

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$52,819	$54,314	$55,547	$56,477
Gain on sale of land, net of applicable income tax provision	-	-	11,899	107
Unusual items	-	-	1,209	-
Gain on sale of joint venture interest	-	-	1,726	-
Income from continuing operations	3,958	4,916	14,319	4,402
Operating income from discontinued operations, net of minority interest	1,204	1,029	483	504
Gain on sale of discontinued operations, net of minority interest	2,079	12,419	20,160	27,613
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	-	(862)	(345)	(212)
Net income	7,241	17,502	34,617	32,307
Net income available to common shareholders	5,047	15,309	32,423	30,113
Net income per common share – basic (a)	0.17	0.52	1.11	1.03
Net income per common share – diluted (a)	0.17	0.52	1.10	1.02

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$48,655	$49,133	$52,562	$53,057
Original issuance costs associated with redemption of preferred units	-	-	-	1,327
Income from continuing operations	4,269	4,257	4,937	4,134
Operating income from discontinued operations, net of minority interest	1,748	1,800	1,641	1,481
Gain on sale of discontinued operations, net of minority interest	4,075	-	10,174	17,449
Net income	10,092	6,057	16,752	23,064
Net income available to common shareholders	9,248	4,385	14,558	20,871
Net income per common share – basic (a)	0.38	0.18	0.56	0.73
Net income per common share – diluted (a)	0.38	0.18	0.56	0.73

(a)
The total of the four quarterly amounts for net income per common share does not equal the net income per common share for the year. The difference results from the use of a weighted average to compute the number of common shares outstanding for each quarter and for the year.

18. SUBSEQUENT EVENTS (Unaudited)

Community Dispositions

In January 2005, we sold an apartment community located in Orlando comprising 315 apartment homes to a condominium converter for $47.0 million. In connection with such transaction, we were relieved of a $0.7 million note payable obligation. In January 2005, we sold four apartment communities located in Atlanta comprising a total of 1,100 apartment homes for $56.1 million. The buyer of the four Atlanta communities assumed $45.3 million of tax-exempt variable-rate bonds encumbering such communities in connection with the transaction. The bonds were enhanced by $19.1 million of letters of credit with an expiration date of May 2005 and $26.9 million of letters of credit with an expiration date of July 2005 that were cancelled in connection with the closing of the sale. The net sale proceeds were used to repay outstanding borrowings under our interim financing vehicles. The gain from the sale of these communities was approximately $28.0 million and will be recognized in the first quarter of 2005. These communities were classified as assets held for sale at December 31, 2004 in accordance with SFAS No. 144 (Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Share Data)

In March 2005, we sold an apartment community located in Memphis comprising 464 apartment homes for $24.2 million. The buyer of the community assumed $21.8 million of tax-exempt variable-rate bonds encumbering such community in connection with the transaction. The bonds were enhanced by a $22.1 million letter of credit with an expiration date of July 2005 that was cancelled in connection with the closing of the sale. The net sale proceeds were used to repay outstanding borrowings under our interim financing vehicles. The gain from the sale of this community was approximately $6.5 million and will be recognized in the first quarter of 2005. This community was not classified as an asset held for sale at December 31, 2004 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

Community Acquisition

In February 2005, we acquired an apartment community located in Atlanta comprising 480 apartment homes for approximately $47.5 million in cash. The cash for such acquisition was funded with advances under our interim financing vehicles.

Other

In February 2005, we monetized our equity investment in privately-held Rent.com, an internet listing website in the apartment and rental housing industry, via eBay Inc.'s acquisition of Rent.com. We received cash proceeds, and will record a gain, of approximately $5.8 million in the first quarter of 2005. Our original investment in Rent.com of approximately $0.3 million was fully-reserved for in the third quarter of 2001.

On March 14, 2005, we issued $150 million of senior unsecured notes which bear interest at 5.00%, were priced to yield 5.09% and mature in March 2010. The net proceeds of approximately $148 million will be used to repay $100 million of 6.80% senior unsecured notes that mature March 15, 2005 and to reduce outstanding borrowings under our interim financing vehicles.

Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2004
(Dollars in Thousands)
Schedule III
				Costs	Gross Amount at Which				Year
		Initial Costs		Capitalized	Carried at Close of Period				Original
Property Type	Related		Buildings and	Subsequent		Buildings and		Accumulated	Construction	Year
and Location	Encumbrances	Land	Improvements	To Acquisition	Land	Improvements	Total	Depreciation (a)	Complete	Acquired (b)

Completed Apartment Communities:
Atlanta, GA (c)	$91,924	$74,199	$135,091	$243,587	$74,199	$378,678	$452,877	$85,016	1964-2004	1983-2004
South FL	56,525	54,600	270,211	27,096	54,600	297,307	351,907	53,983	1982-2004	1998-2003
Houston, TX	54,765	53,415	167,515	77,038	53,415	244,553	297,968	61,708	1982-2004	1987-2002
Dallas, TX	50,307	67,316	92,430	123,846	67,316	216,276	283,592	32,863	1950-2003	1993-2004
Austin, TX	36,031	24,251	123,474	71,001	24,251	194,475	218,726	30,707	1992-2004	1992-2003
Orlando, FL (d)	-	11,643	-	91,309	11,643	91,309	102,952	15,494	1998-2002	1996-1998
Memphis, TN	-	1,865	-	28,533	1,865	28,533	30,398	13,057	1986	1985
Washington, D.C.	19,790	6,560	18,037	109	6,560	18,146	24,706	1,702	1998	2001
Tampa, FL	-	4,019	-	18,613	4,019	18,613	22,632	609	2004	2002
Total	$309,342	$297,868	$806,758	$681,132	$297,868	$1,487,890	$1,785,758	$295,139

Apartment Communities Under Development and/or Lease-up:
South FL	$-	$18,973	$-	$20,038	$18,973	$20,038	$39,011	$-	n/a	2000-2004
Atlanta, GA (e)	-	12,859	-	9,040	12,859	9,040	21,899	-	n/a	1997-2004
Dallas, TX	4,313	10,780	-	9,452	10,780	9,452	20,232	-	n/a	2003-2004
Houston, TX	6,810	4,478	-	5,551	4,478	5,551	10,029	-	n/a	2003-2004
Washington, D.C	-	1,723	-	6,984	1,723	6,984	8,707	-	n/a	2004
Total	$11,123	$48,813	$-	$51,065	$48,813	$51,065	$99,878	$-

Apartment Communities Under Renovation (f):
South FL	$-	$-	$-	$367	$-	$367	$367	$-	n/a	1998
Total	$-	$-	$-	$367	$-	$367	$367	$-

Undeveloped Land:
South FL	$-	$4,539	$-	$3,362	$7,901	$-	$7,901	$-	n/a	2004
Houston, TX	-	3,251	-	1,428	4,679	-	4,679	-	n/a	2004
Dallas, TX	-	600	-	231	831	-	831	-	n/a	1994
Total	$-	$8,390	$-	$5,021	$13,411	$-	$13,411	$-

Grand Totals	$320,465	$355,071	$806,758	$737,585	$360,092	$1,539,322	$1,899,414(g)	$295,139

(a)
Depreciation of apartment communities is calculated on a straight-line basis over an estimated useful life ranging from 20 to 40 years for buildings and improvements and an estimated useful life of 5 years for furniture, fixtures and equipment.

(b)	The year acquired represents the year we acquired a completed community or the year we acquired the land for the development of an apartment community.

(c)	Includes four communities that were classified as held for sale pursuant to SFAS No. 144 at December 31, 2004. Such communities have a net book value of $35,206 at December 31, 2004.

(d)	Inculdes one community that was classified as held for sale pursuant to SFAS No. 144 at December 31, 2004. Such community has a net book value of $38,865 at December 31, 2004.

(e)	Includes costs incurred to date associated with the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes. The remaining information applicable to this community is included in the Completed Apartment Communities category above.

(f)	Represents renovation costs incurred to date on one completed community; the remaining information applicable to this community is included in the Completed Apartment Communities category above.

(g)	Excludes our investment in joint ventures totaling $74,902.

Gables Residential Trust
Real Estate Investments and Accumulated Depreciation as of December 31, 2004
 (Dollars in Thousands)
Schedule III

	Years ended December 31,
	2004	2003	2002
Real estate investments:
Balance, beginning of year	$1,952,041	$1,782,151	$1,739,905
Additions:
Operating apartment community acquisitions	100,466	121,149	-
Development, construction and renovation costs incurred, including related land acquisitions	145,294	123,885	90,632
Recurring value retention capital expenditures	9,775	10,498	13,077
Non-recurring and/or value-enhancing capital expenditures	6,193	9,449	11,910
Total additions	261,728	264,981	115,619
Contributions to NYSTRS joint ventures	(104,734)	-	-
Sales	(209,621)	(95,091)	(73,373)
Balance, end of year (a)	$1,899,414	$1,952,041	$1,782,151

Accumulated depreciation:
Balance, beginning of year	$297,464	$266,139	$230,118
Depreciation	53,933	52,050	47,862
Contributions to NYSTRS joint ventures	(8,388)	-	-
Sales	(47,870)	(20,725)	(11,841)
Balance, end of year	$295,139	$297,464	$266,139

Reconciliation of depreciation above to consolidated statements of operations:
Depreciation in rollforward of accumulated depreciation above	$53,935	$52,050	$47,862
Depreciation relating to discontinued operations	(6,827)	(11,112)	(12,426)
Amortization of prepaid land lease payments (b)	42	137	37
Amortization of intangible assets (c)	1,640	331	-
Real estate asset depreciation and amortization expense reflected in continuing operations in the accompanying consolidated statements of operations	$48,788	$41,406	$35,473

(a) Excludes our investment in joint ventures totaling $74,902, $11,456 and $12,256 at December 31, 2004, 2003 and 2002, respectively.

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