Form 10-K/A
period 2004-12-31
GABLES RESIDENTIAL TRUST
filed 2005-03-18
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X]   No [  ]

      As of June 30, 2004, the aggregate market value of the 28,926,729 common shares held by non-affiliates of the Registrant was $982,930,251 based upon the closing price of $33.98 per share on the New York Stock Exchange on such date. (For this computation, the Registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and trustees of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

As of February 28, 2005 there were 29,339,350 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Information contained in Gables' Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 17, 2005 is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Explanatory Note

Gables Residential Trust is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005, solely for the purpose of filing Exhibit 10.14 which was inadvertently omitted from such filing by Gables Residential Trust's third party financial printer.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

(b)	Exhibits

Some of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant (File No. 1-12590), referred to herein as Gables, or the Operating Partnership (File No. 0-22683) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

3.1	(i)(a)	---	Gables' Amended and Restated Declaration of Trust (1)
3.1	(i)(b)	---	Articles of Amendment to Gables' Amended and Restated Declaration of Trust (2)
3.1	(i)(c)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (3)
3.1	(i)(d)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (2)
3.1	(i)(e)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (4)
3.1	(i)(f)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.875% Series C Cumulative Redeemable Preferred Shares (5)
3.1	(i)(g)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.50% Series D Cumulative Redeemable Preferred Shares (6)
3.1	(i)(h)	---	Articles Supplementary to Gables' Amended and Restated Declaration of Trust creating the 7.875% Series C-1 Cumulative Redeemable Preferred Shares (7)
3.1	(ii)	---	Gables' Second Amended and Restated Bylaws, as amended (8)
4.1		---	Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (9)
4.2		---	Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (9)
4.3		---	The Operating Partnership 6.80% Senior Notes due 2005 (9)
4.4		---	Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank (10)
4.5		---	The Operating Partnership 7.25% Senior Notes due 2006 (10)
4.6		---	Supplemental Indenture No. 5, dated July 8, 2002, between the Operating Partnership and Wachovia Bank, National Association (11)
4.7		---	The Operating Partnership 5.75% Senior Notes due 2007 (11)
4.8		---	Supplemental Indenture No. 6, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
4.9		---	Supplemental Indenture No. 7, dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association (5)
4.10		---	The Operating Partnership 5.86% Registered Senior Notes due 2009 (12)
4.11		---	The Operating Partnership 6.10% Registered Senior Notes due 2010 (12)
10.1		---	Seventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership (13)
10.2		---	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership (14)
10.3		---	Fourth Amended and Restated 1994 Share Option and Incentive Plan (15)
10.4		---	Amendment No. 1 to the Fourth Amended and Restated 1994 Share Option and Incentive Plan (16)
10.5		---	2004 Equity Incentive Plan and Form of Restricted Share Award Agreement (17)
10.6		---	Form of Employment Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr. and Michael M. Hefley (15)
10.7		---	Form of Amendment to Employment Agreement as signed by Gables and each of Chris D. Wheeler, Marvin R. Banks, Jr. and Michael M. Hefley (18)
10.8		---	Employment Agreement as signed by Gables and David D. Fitch (5)
10.9		---

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

10.11		---	2003 Restricted Share Award Agreement between Gables and David D. Fitch (19)
10.12		---	Senior Executive Severance Agreement between Gables and Chris D. Wheeler (20)
10.13		---	Form of Senior Executive Severance Agreement as signed by Gables and each of Marvin R. Banks, Jr., David D. Fitch and Michael M. Hefley (20)
10.14	+	---	Senior Executive Severance Agreement between Gables and Dawn H. Severt
10.15		---	Senior Executive Severance Agreement between Gables and Douglas G. Chesnut (18)
10.16		---

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
__________________
+ Filed herewith
* Previously filed with originally filed Form 10-K
** Previously furnished with originally filed Form 10-K

(1)	Gables' Registration Statement on Form S-11, as amended (File No. 33-70570).
(2)	Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
(3)	Gables' Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
(4)	Gables' Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
(5)	Gables' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12590).
(6)	Gables' Registration Statement on Form 8-A dated May 8, 2003 (File No. 333-68359).
(7)	Gables' Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104535).
(8)	Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12590).
(9)	The Operating Partnership's Current Report on Form 8-K dated March 23, 1998 (File No. 0-22683).
(10)	The Operating Partnership's Current Report on Form 8-K dated February 22, 2001 (File No. 0-22683).
(11)	The Operating Partnership's Current Report on Form 8-K dated July 8, 2002 (File No. 0-22683).
(12)	The Operating Partnership's Registration Statement on Form S-4 dated April 14, 2003 (File No. 333-104534).
(13)	The Operating Partnership's Registration Statement on Form S-4/A dated May 20, 2003 (File No. 333-104534).
(14)	The Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-22683).
(15)	Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12590).
(16)	Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-12590).
(17)	Gables' Registration Statement on Form S-8 (File No. 333-115966).
(18)	Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 2001(File No. 1-12590).
(19)	Gables' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-12590).
(20)	Gables' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12590).
(21)	Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12590).
(22)	Gables' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
(23)	Gables' Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12590).
(24)	Gables' Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12590).
(25)	Gables' Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
(26)	Gables' Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

The Registrant's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004 (the end of the fiscal year covered by this Annual Report on Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES RESIDENTIAL TRUST
By	/s/ Chris D. Wheeler Chris D. Wheeler Executive Chairman of the Board of Trustees March 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Chris D. Wheeler	Executive Chairman of the Board of Trustees
Chris D. Wheeler	(Principal Executive Officer)	March 17, 2005

/s/ Marvin R. Banks, Jr.	Senior Vice President and Chief Financial Officer
Marvin R. Banks, Jr.	(Principal Financial Officer)	March 17, 2005

/s/ Dawn H. Severt	Senior Vice President and Chief Accounting Officer
Dawn H. Severt	(Principal Accounting Officer)	March 17, 2005

/s/ David D. Fitch	Chief Executive Officer, President and Trustee
David D. Fitch		March 17, 2005

/s/ Marcus E. Bromley	Trustee
Marcus E. Bromley		March 17, 2005

/s/ John W. McIntyre	Trustee
John W. McIntyre		March 17, 2005

/s/ James D. Motta	Trustee
James D. Motta		March 17, 2005