Form 10-Q
period 2005-03-31
GABLES RESIDENTIAL TRUST
filed 2005-05-10
CIK 913782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

29,258,041 common shares of beneficial interest, par value $0.01 per share were outstanding as of April 30, 2005

1

GABLES RESIDENTIAL TRUST
FORM 10 - Q INDEX

2

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES RESIDENTIAL TRUST CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Share Data)

March 31, 2005	December 31, 2004
ASSETS:
Real estate assets:
Land	$ 309,003	$ 287,115
Buildings and improvements	1,303,094	1,259,728
Furniture, fixtures and equipment	133,696	133,923
Construction in progress	126,327	100,245
Investment in joint ventures	74,086	74,902
Undeveloped land	42,007	13,411
Real estate assets before accumulated depreciation and assets held for sale	1,988,213	1,869,324
Accumulated depreciation	(263,347)	(264,218)
Assets held for sale, net of accumulated depreciation of $30,921	-	74,071
Net real estate assets	1,724,866	1,679,177

Cash and cash equivalents	11,794	8,963
Restricted cash	2,640	3,764
Deferred financing costs, net	6,003	3,243
Other assets, net	46,361	37,591
Total assets	$ 1,791,664	$ 1,732,738

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable, including $46,007 related to assets held for sale at December 31, 2004	$ 1,046,562	$ 982,535
Accrued interest payable	6,344	12,812
Preferred dividends payable	374	374
Real estate taxes payable	8,297	17,109
Accounts payable and accrued expenses – construction	14,266	10,669
Accounts payable and accrued expenses – operating	22,254	22,014
Security deposits	3,349	3,492
Series Z Preferred Shares, at $25.00 liquidation preference, 180 shares issued and outstanding, including accrued and unpaid dividends	6,027	5,971
Total liabilities	1,107,473	1,054,976

Minority interest of common unitholders in Operating Partnership	64,654	68,463

Commitments and contingencies

Shareholders' equity:
Excess shares, $0.01 par value, 51,000 shares authorized	-	-
Preferred shares, $0.01 par value, 20,000 shares authorized,
Series C-1 Preferred Shares, at $25.00 liquidation preference,
1,600 shares issued and outstanding	40,000	40,000
Series D Preferred Shares, at $25.00 liquidation preference,
3,000 shares issued and outstanding	75,000	75,000
Series Z Preferred Shares, reported above
Common shares, $0.01 par value, 100,000 shares authorized,
33,904 and 33,796 shares issued at March 31, 2005 and
December 31, 2004, respectively	339	338
Additional paid-in capital	587,827	589,022
Treasury shares at cost, 4,653 and 4,340 common shares at March 31, 2005 and December 31, 2004, respectively	(116,019)	(105,174)
Deferred long-term compensation	(2,101)	(2,307)
Accumulated earnings	34,491	12,420
Total shareholders' equity	619,537	609,299
Total liabilities and shareholders' equity	$ 1,791,664	$ 1,732,738
See notes to consolidated financial statements.
3

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months . Ended March 31, .
	2005	2004
Revenues:
Rental revenues	$ 49,758	$ 44,807
Other property revenues	3,667	3,391
Total property revenues	53,425	48,198

Property management revenues	2,234	2,154
Ancillary services revenues	1,079	1,214
Interest income	87	8
Other revenues	298	406
Total other revenues	3,698	3,782

Total revenues	57,123	51,980

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	20,103	17,763
Real estate asset depreciation and amortization	12,487	11,791
Property management (owned and third party)	4,576	4,286
Ancillary services	865	1,064
Interest expense and credit enhancement fees	11,521	9,352
Amortization of deferred financing costs	492	414
General and administrative	3,150	2,974
Corporate asset depreciation and amortization	925	498
Unusual items	(3,300)	-
Total expenses	50,819	48,142

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	6,304	3,838

Equity in income of joint ventures	485	484
Gain on sale of technology investment	5,838	-
Minority interest of common unitholders in Operating Partnership	(1,233)	(274)

Income from continuing operations	11,394	4,048

Operating income from discontinued operations, net of minority interest	216	1,114
Gain on sale of discontinued operations, net of minority interest	30,539	2,079
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(137)	-
Income from discontinued operations, net of minority interest	30,618	3,193

Net income	42,012	7,241

Dividends to preferred shareholders	(2,194)	(2,194)

Net income available to common shareholders	$39,818	$ 5,047

Weighted average number of common shares outstanding – basic	29,420	28,981
Weighted average number of common shares outstanding – diluted	33,479	33,425

Per Common Share Information – Basic:
Income from continuing operations (net of preferred dividends)	$0.31	$0.06
Income from discontinued operations, net of minority interest	$1.04	$0.11
Net income available to common shareholders	$1.35	$0.17

Per Common Share Information – Diluted:
Income from continuing operations (net of preferred dividends)	$0.31	$0.06
Income from discontinued operations	$1.04	$0.11
Net income available to common shareholders	$1.35	$0.17
See notes to consolidated financial statements.
4

GABLES RESIDENTIAL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Share Data)
	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 42,012	$ 7,241
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(30,618)	(3,193)
Depreciation and amortization	13,904	12,703
Equity in income of joint ventures	(485)	(484)
Minority interest of unitholders in Operating Partnership	1,233	274
Gain on sale of technology investment	(5,838)	-
Long-term compensation expense	475	519
Operating distributions received from joint ventures	1,309	524
Change in operating assets and liabilities:
Restricted cash	1,124	584
Other assets	(6,513)	1,766
Other liabilities, net	(15,049)	(15,277)
Net cash provided by operating activities from continuing operations	1,554	4,657
Net cash provided by operating activities from discontinued operations	330	3,804
Net cash provided by operating activities	1,884	8,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(147,938)	(39,780)
Recurring value retention capital expenditures	(1,805)	(2,084)
Non-recurring and/or value-enhancing capital expenditures	(613)	(502)
Net proceeds from sale of discontinued operations	58,307	26,958
Net proceeds from sale of undeveloped land	-	1,696
Net proceeds from sale of technology investment	5,838	-
Investment in joint ventures	-	(327)
Net proceeds from sale of joint venture real estate assets	-	1,580
Net cash used in investing activities	(86,211)	(12,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of share options	325	5,304
Treasury share purchases and unit redemptions	(19,673)	-
Payments of deferred financing costs	(3,030)	(4)
Notes payable proceeds	325,465	120,651
Notes payable repayments	(193,607)	(97,605)
Principal escrow payments deposited into escrow, net	-	(135)
Preferred dividends paid	(2,194)	(2,194)
Common dividends paid ($0.6025 per share)	(17,747)	(17,493)
Common distributions paid ($0.6025 per unit)	(2,381)	(2,583)
Net cash provided by financing activities	87,158	5,941

Net change in cash and cash equivalents	$ 2,831	$ 1,943
Cash and cash equivalents, beginning of period	8,963	5,915
Cash and cash equivalents, end of period	$ 11,794	$ 7,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20,064	$ 20,228
Interest capitalized	2,119	2,340
Cash paid for interest, net of amounts capitalized	$ 17,945	$ 17,888
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

        We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide management, development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Substantially all of these businesses are conducted through Gables Realty Limited Partnership (the "Operating Partnership"). We control the Operating Partnership through Gables GP, Inc., a wholly-owned subsidiary that is the sole general partner of the Operating Partnership. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." At March 31, 2005, we were an 88.6% economic owner of the common equity of the Operating Partnership. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

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

       As of March 31, 2005, we managed a total of 160 multifamily apartment communities owned by us and our third-party clients comprising 41,241 apartment homes.  As of March 31, 2005, we owned 69 stabilized multifamily apartment communities comprising 17,424 apartment homes, an indirect 60% interest in two stabilized apartment communities comprising 709 apartment homes, an indirect 51% interest in one stabilized apartment community comprising 211 apartment homes, an indirect 50% interest in three stabilized apartment communities comprising 1,163 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes and an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes. We also owned 11 multifamily apartment communities under development or in lease-up at March 31, 2005 that are expected to comprise 2,673 apartment homes upon completion. In addition, as of March 31, 2005, we owned four parcels of land on which we intend to develop four apartment communities that we currently expect will comprise an estimated 1,105 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop seven communities that we currently expect would comprise an estimated 1,453 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. During the first quarter of 2005, we repurchased 311 common shares and 254 common units for a total of $19.7 million.  There were no such repurchases during 2004.  As of March 31, 2005, we had repurchased an aggregate of 4,817 common shares and 554 common units for a total of $135.7 million, including $0.2 million in related commissions, under the common equity repurchase program.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  As of March 31, 2005, we had issued $150 million of senior unsecured notes and there have been no issuances of equity securities under this shelf registration statement.

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

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2004.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

        In January 2005, we sold an apartment community located in Orlando comprising 315 apartment homes to a condominium converter for $47.0 million. In connection with such transaction, we were relieved of a $0.7 million note payable obligation. In January 2005, we sold four apartment communities located in Atlanta comprising a total of 1,100 apartment homes for $56.1 million. The buyer of the four Atlanta communities assumed $45.3 million of tax-exempt variable-rate bonds encumbering such communities in connection with the transaction. The bonds were enhanced by $46.0 million of letters of credit that were cancelled in connection with the closing of the sale. These communities were classified as assets held for sale at December 31, 2004 in accordance with SFAS No. 144.

        In March 2005, we sold an apartment community located in Memphis comprising 464 apartment homes for $24.2 million. The buyer of the community assumed $21.8 million of tax-exempt variable-rate bonds encumbering such community in connection with the transaction. The bonds were enhanced by a $22.1 million letter of credit that was cancelled in connection with the closing of the sale.  This community was not classified as an asset held for sale at December 31, 2004 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

        The net proceeds from these sales, after closing costs and the buyers’ assumption of $67.1 million of debt, were $58.3 million and were used to pay down outstanding borrowings under our unsecured credit facilities and to repurchase common shares and units under our common equity repurchase program.  The aggregate gain from the sale of these six communities, exclusive of the $0.2 million in associated debt extinguishment costs, was $34.7 million, or $30.5 million, net of the $4.2 million portion of the gain attributable to the minority interest of common unitholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

       During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit that were cancelled in connection with the closing of the related sales. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers’ assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our unsecured credit facilities. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs.  The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million, or $62.3 million, net of the $8.9 million portion of the gain attributable to the minority interest of common unitholders.  The sale of the community in Orlando closed during the first quarter of 2004, resulting in a $2.4 million gain, or a $2.1 million gain, net of the $0.3 million portion of the gain attributable to the minority interest of common unitholders, which was recognized in the first quarter of 2004.   The net proceeds from this sale were $27.0 million.  The remaining sales closed during the balance of 2004.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations (Note 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our unsecured credit facilities. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.  The sale of the parcel of land in San Antonio closed during the first quarter of 2004.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.

        During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.  The sale of our 20% interest in the apartment community in Houston closed during the first quarter of 2004.  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.

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

Community Acquisitions

       On February 22, 2005, we acquired an apartment community located in Atlanta comprising 480 apartment homes for approximately $47.4 million in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

        On March 18, 2005, we acquired an apartment community located in South Florida comprising 235 apartment homes for approximately $44.5 million in cash.

        During 2004, we acquired two apartment communities located in Atlanta comprising 596 apartment homes and three apartment communities located in Dallas comprising 139 apartment homes for approximately $101.3 million in cash.  None of these acquisitions closed during the first quarter of 2004.

        The cash portion of the consideration for each denoted acquisition was funded with advances under our unsecured credit facilities.

Other Acquisitions

       In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of March 31, 2005, we had funded $1.5 million of the $2.2 million stated purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

NYSTRS Joint Venture Arrangements

      The GN Apartment Fund LLC was formed in June 2004.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture. Our venture partner, NYSTRS, as advised by JPMorgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in the Inland Empire comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash. Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

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

        We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters, and we serve as property manager for each of the communities owned by the ventures. In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of March 31, 2005, approximately $310 million of the $800 million target has been invested.

$100 Million Secured Debt Arrangement

        On September 29, 2004, we entered into a $100 million secured debt arrangement which bears interest at a fixed rate of 4.37% and matures October 5, 2009. The net proceeds of approximately $99.1 million were used to pay down outstanding borrowings under our unsecured credit facilities. There are no principal amortization payment requirements and the loan is secured by five wholly-owned assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

Senior Unsecured Note Issuances

        On March 14, 2005, we issued $150 million of senior unsecured notes which bear interest at a rate of 5.00%, were priced to yield 5.09% and mature in March 2010. The net proceeds of approximately $148 million were used to repay $100 million of 6.80% senior unsecured notes that matured March 15, 2005 and to reduce outstanding borrowings under our unsecured credit facilities.

 Sale of Technology Investment

In February 2005, we monetized our equity investment in privately-held Rent.com, an internet listing website in the apartment and rental housing industry, via eBay Inc.'s acquisition of Rent.com. We received cash proceeds, and recorded a gain, of approximately $5.8 million in the first quarter of 2005. Our original investment in Rent.com of approximately $0.3 million was fully-reserved for in the third quarter of 2001.

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

        In December 2004, SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for us for the fiscal year beginning January 1, 2006. We began expensing stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, we do not expect the adoption of SFAS No. 123(R) to have a significant impact on our financial statements.

        In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires that an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance.  The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for us for the fiscal year beginning January 1, 2006. We do not believe that the adoption of SFAS No. 153 will have a significant impact on our financial statements.

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.  During the three months ended March 31, 2005, we sold six wholly-owned operating real estate assets, five of which were classified as held for sale as of December 31, 2004.  During 2004, we sold nine wholly-owned operating real estate assets.  The operating results for these fifteen wholly-owned assets classified as held for sale or sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at March 31, 2005.

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

       Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

Three Months Ended March 31,
2005	2004
Total property revenues	$1,254	$10,408

Property operating and maintenance expense
    (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Interest expense and credit enhancement fees
Amortization of deferred financing costs
    Total expenses

	689 72 235 13 1,009	4,654 2,433 1,950 91 9,128
Operating income from discontinued operations Minority interest of common unitholders in Operating Partnership Operating income from discontinued operations, net of minority interest	245 (29 216)	1,280 ( 166 1,114)
Gain on sale of discontinued operations Minority interest of common unitholders in Operating Partnership Gain on sale of discontinued operations, net of minority interest	34,697 (4,158 30,539)	2,382 ( 303 2,079)
Debt extinguishment costs associated with the sale of real estate assets Minority interest of common unitholders in Operating Partnership	(156 19)	- -
Debt extinguishment costs associated with the sale of real estate assets, net of minority interest	(137)	-
Income from discontinued operations, net of minority interest	$30,618	$3,193
Summary: Income from discontinued operations Minority interest of common unitholders in Operating Partnership	$34,786 (4,168)	$3,662 (469)
Income from discontinued operations, net of minority interest	$30,618	$3,193

7.   EARNINGS PER SHARE

       Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under our equity incentive plan and upon conversion of common units. The numerator and denominator used for both basic and diluted earnings per share computations are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended March 31,
	2005	2004
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
Net income available to common shareholders – diluted

Common shares (denominator):
Average shares outstanding – basic
Incremental shares from assumed conversions of:
   Outstanding common units
   Stock options
   Other
Average shares outstanding – diluted

	$ 9,200 1,233 $10,433 $30,618 4,168 $34,786 $39,818 5,401 $45,219 29,420 3,959 80 20 33,479	$ 1,854 274 $ 2,128 $ 3,193 469 $ 3,662 $ 5,047 743 $ 5,790 28,981 4,296 135 13 33,425

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, San Diego/Inland Empire, CA, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprised 94% and 93% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

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

       NOI from our wholly-owned apartment communities included in continuing operations is as follows:

	Three Months Ended March 31,
	2005	2004
Total property revenues Less: Property operating and maintenance expenses	$53,425 (20,103)	$48,198 (17,763)
Net operating income (NOI)	$33,322	$30,435

        Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures, gain on sale and minority interest (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended March 31,
	2005	2004

Net operating income (NOI)	$33,322	$30,435

Less other expenses:
Real estate asset depreciation and amortization	(12,487)	(11,791)
Property management (owned and third party)	(4,576)	(4,286)
Ancillary services	(865)	(1,064)
Interest expense and credit enhancement fees	(11,521)	(9,352)
Amortization of deferred financing costs	(492)	(414)
General and administrative	(3,150)	(2,974)
Corporate asset depreciation and amortization	(925)	(498)
Unusual items	3,300	-
Total other expenses	(30,716)	(30,379)

Add other revenues:
Property management revenues	2,234	2,154
Ancillary services revenues	1,079	1,214
Interest income	87	8
Other revenues	298	406
Total other revenues	3,698	3,782

Income from continuing operations before equity in income of joint ventures, gain on sale and minority interest	$6,304	$3,838

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

9.     COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

      We currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion. The estimated costs to complete the development of these assets total $207 million at March 31, 2005, including $1 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $20 million in construction loan proceeds and $187 million in borrowings under our credit facilities.

      At March 31, 2005, we owned four parcels of land on which we intend to develop four apartment communities that we currently expect will comprise 1,105 apartment homes upon completion. We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop seven communities that we currently expect would comprise an estimated 1,453 apartment homes upon completion. Total preliminary budgeted costs for the development of the 2,558 apartment homes are currently estimated to be approximately $425 million. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

     We have letter of credit and performance obligations of approximately $8.3 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Share Data)

      We are currently serving as general contractor for the construction and/or renovation of four apartment communities for third parties under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $54 million in aggregate.  The construction of these assets was approximately 38% complete in aggregate at March 31, 2005.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended March 31, 2005 and 2004, we recognized $0.2 million and $0.4 million, respectively, in development and construction fees under related contracts with gross billings of $5.2 million and $8.8 million, respectively.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

Operating Leases

        We are party to two long-term ground leases relating to two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. In addition, in December 2004, we entered into a ground lease for a development community in Houston with an initial term expiration in 2054. The payments under the Atlanta lease and Houston lease are made on a monthly basis. The payments under the Austin lease are made on a quarterly basis. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $703 and $527 for the three months ended March 31, 2005 and 2004, respectively. Future minimum lease payments under these operating leases at March 31, 2005 are as follows:

2005	$ 2,183
2006	3,362
2007	3,163
2008	2,814
2009	2,154
2010 and thereafter	76,369
Total	$90,045

 IGPM Acquisition

        In May 2004, we acquired IGPM, a property management company that managed 2,141 apartment homes in 17 multifamily apartment communities at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, was structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of March 31, 2005, we had funded $1.5 million of the $2.2 million purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

Contingencies

        We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class.   In the first quarter of 2005, we recorded $1.8 million of expected costs associated with a preliminary agreement to settle the class action lawsuit.  The preliminary agreement to settle the class action lawsuit is subject to court approval once finalized between the parties and published to the class.  The charge of $1.8 million represents an estimate and is comprised of two components: (1) expected plaintiffs’ attorneys fees and other costs of the settlement of approximately $1.2 million, payable upon court approval of the settlement, and (2) an estimate of $0.6 million for the amount of contested fees we expect to be substantiated by eligible class members who elect to make a claim, payable if and when proven according to procedures included in the settlement.  The proposed settlement caps contested fees at $3.0 million, with no minimum and requires that $350,000 be initially placed into an escrow account controlled by us to pre-fund the payment of expected claims.  There can be no assurance that the settlement of the class action lawsuit will be finalized as currently proposed or that actual contested fees will not ultimately exceed our current estimate.

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

        We account for our joint venture arrangements using the equity method. Total indebtedness of our unconsolidated joint ventures is $236.2 million at March 31, 2005. None of this indebtedness is recourse to us.   See Note 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 for further information regarding our unconsolidated joint ventures.

10.  UNUSUAL ITEMS

        During the quarter, we recorded a net reduction to expenses of $3.3 million in connection with (1) $5.1 million of net proceeds pertaining to our settlement of insurance claims associated with previous water-infiltration issues at our Gables State Thomas Ravello community in Dallas, offset by (2) $1.8 million of estimated costs associated with a preliminary agreement to settle the class action lawsuit in Florida in which we have been named a party (Note 9).

11.    SUBSEQUENT EVENTS

Community Acquisitions and Dispositions

        On April 27, 2005, we acquired two apartment communities located in Dallas comprising 354 apartment homes and 14,351 square feet of retail space for approximately $34 million in cash. The cash for such acquisitions was funded with advances under our unsecured credit facilities.

On April 28, 2005, we sold an apartment community located in Tampa comprising 166 apartment homes to a condominium converter for approximately $41 million in cash.  The net sale proceeds were used to repay outstanding borrowings under our unsecured credit facilities. The gain from the sale of this community was approximately $19 million and will be recognized in the second quarter of 2005. This community was not classified as an asset held for sale at March 31, 2005 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Property and Per Share Data)

      We are a real estate investment trust (“REIT”) focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns. Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets.  See Note 8, Segment Reporting, to the accompanying consolidated financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

Business Objective and Strategies

       Our objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand in Established Premium Neighborhoods,™ or EPNs. EPNs are generally characterized as areas with the highest prices for single-family homes on a per square foot basis. We believe that communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced on-going capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live® involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and we redeploy capital through the reinvestment of asset disposition proceeds into our business.

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

      Between 2002 and late 2004, national economic weakness, coupled with low mortgage rates that resulted in an increase in home purchases by apartment residents, led to slight declines in rental revenues on a same store basis as compared to prior years. During 2004, we adjusted our tactics on rents and target economic occupancy in a number of our markets based on our assessment of economic fundamentals during the course of the year.  These changes in pricing tactics led to fluctuations in occupancy during the year, but ultimately resulted in increased occupancy and revenues in the fourth quarter of 2004 for our same-store communities.  We expect that operating fundamentals for our business will continue to improve as job growth, and the balance between supply and demand, improves in our markets.  Job growth, however, is partially dependent on national economic conditions, which is inherently uncertain.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

        On a same store basis, for 2005, we expect (1) total property revenues to increase slightly from 2004 levels and (2) property operating and maintenance expenses to increase over 2004 levels generally in line with inflation.  We intend to capitalize on our expectations of improving operating fundamentals by increasing our investment activity for both acquisition and development of new communities.  At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

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

Common Equity Repurchase Program

       Our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of our outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  We have repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. We have also repurchased common units for cash upon their presentation for redemption by unitholders. During the first quarter of 2005, we repurchased 311 common shares and 254 common units for a total of $19.7 million.  There were no such repurchases during 2004.  As of March 31, 2005, we had repurchased an aggregate of 4,817 common shares and 554 common units for a total of $135.7 million, including $0.2 million in related commissions, under the common equity repurchase program.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  As of March 31, 2005, we had issued $150 million of senior unsecured notes and there have been no issuances of equity securities under this shelf registration statement.

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

        In January 2005, we sold an apartment community located in Orlando comprising 315 apartment homes to a condominium converter for $47.0 million. In connection with such transaction, we were relieved of a $0.7 million note payable obligation. In January 2005, we sold four apartment communities located in Atlanta comprising a total of 1,100 apartment homes for $56.1 million. The buyer of the four Atlanta communities assumed $45.3 million of tax-exempt variable-rate bonds encumbering such communities in connection with the transaction. The bonds were enhanced by $46.0 million of letters of credit that were cancelled in connection with the closing of the sale. These communities were classified as assets held for sale at December 31, 2004 in accordance with SFAS No. 144.

        In March 2005, we sold an apartment community located in Memphis comprising 464 apartment homes for $24.2 million. The buyer of the community assumed $21.8 million of tax-exempt variable-rate bonds encumbering such community in connection with the transaction. The bonds were enhanced by a $22.1 million letter of credit that was cancelled in connection with the closing of the sale. This community was not classified as an asset held for sale at December 31, 2004 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

        The net proceeds from these sales, after closing costs and the buyers’ assumption of $67.1 million of debt, were $58.3 million and were used to pay down outstanding borrowings under our unsecured credit facilities and to repurchase common shares and units under our common equity repurchase program.  The aggregate gain from the sale of these six communities, exclusive of the $0.2 million in associated debt extinguishment costs, was $34.7 million, or $30.5 million, net of the $4.2 million portion of the gain attributable to the minority interest of common unitholders.

      During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit that were cancelled in connection with the closing of the related sales. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers’ assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our unsecured credit facilities. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs.  The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million, or $62.3 million, net of the $8.9 million portion of the gain attributable to the minority interest of common unitholders.  The sale of the community in Orlando closed during the first quarter of 2004, resulting in a $2.4 million gain, or a $2.1 million gain, net of the $0.3 million portion of the gain attributable to the minority interest of common unitholders, which was recognized in the first quarter of 2004.  The net proceeds from this sale were $27.0 million.  The remaining sales closed during the balance of 2004.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Note 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our unsecured credit facilities. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.  The sale of the parcel of land in San Antonio closed during the first quarter of 2004.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.

        During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.  The sale of our 20% interest in the apartment community in Houston closed during the first quarter of 2004.  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Community Acquisitions

        On February 22, 2005, we acquired an apartment community located in Atlanta comprising 480 apartment homes for approximately $47.4 million in cash.

        On March 18, 2005, we acquired an apartment community located in South Florida comprising 235 apartment homes for approximately $44.5 million in cash.

        During 2004, we acquired two apartment communities located in Atlanta comprising 596 apartment homes and three apartment communities located in Dallas comprising 139 apartment homes for approximately $101.3 million in cash.  None of these acquisitions closed during the first quarter of 2004.

        The cash portion of the consideration for each denoted acquisition was funded with advances under our unsecured credit facilities.

Other Acquisitions

        In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The purchase price of approximately $2.2 million, inclusive of related commissions, was structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of March 31, 2005, we had funded $1.5 million of the $2.2 million stated purchase price. The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

 NYSTRS Joint Venture Arrangements

        The GN Apartment Fund LLC was formed in June 2004.  In connection with the formation transactions, we contributed 100% of our ownership interest in two communities in South Florida comprising 411 apartment homes with an agreed upon fair value of $51.1 million, subject to $30.7 million of indebtedness, and $7.2 million in cash in return for a 50% ownership interest in the venture. Our venture partner, NYSTRS, as advised by JPMorgan Fleming Asset Management, contributed 98% of its ownership interest in two communities in the Inland Empire comprising 532 apartment homes with an agreed upon fair value of $66.1 million, subject to $31.4 million of indebtedness, and other net liabilities of $0.6 million, in return for its 50% ownership interest in the venture and $6.5 million in cash. Our initial investment in this joint venture is equal to the net book value of the assets and liabilities we contributed to the venture.

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

        We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters, and we serve as property manager for each of the communities owned by the ventures. In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of March 31, 2005, approximately $310 million of the $800 million target has been invested.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

$100 Million Secured Debt Arrangement

        On September 29, 2004, we entered into a $100 million secured debt arrangement which bears interest at a fixed rate of 4.37% and matures October 5, 2009. The net proceeds of approximately $99.1 million were used to pay down outstanding borrowings under our unsecured credit facilities. There are no principal amortization payment requirements and the loan is secured by five wholly-owned assets.

Senior Unsecured Note Issuances

        On March 14, 2005, we issued $150 million of senior unsecured notes which bear interest at a rate of 5.00%, were priced to yield 5.09% and mature in March 2010. The net proceeds of approximately $148 million were used to repay $100 million of 6.80% senior unsecured notes that matured March 15, 2005 and to reduce outstanding borrowings under our unsecured credit facilities.

 Sale of Technology Investment

In February 2005, we monetized our equity investment in privately-held Rent.com, an internet listing website in the apartment and rental housing industry, via eBay Inc.'s acquisition of Rent.com. We received cash proceeds, and recorded a gain, of approximately $5.8 million in the first quarter of 2005. Our original investment in Rent.com of approximately $0.3 million was fully-reserved for in the third quarter of 2001.

 Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004. Note 5 to the accompanying consolidated financial statements includes a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, depreciation and asset impairment evaluation and purchase price allocation for apartment community acquisitions.

Revenue Recognition

       Rental: We lease our residential properties under operating leases with terms generally equal to one year or less. In the second quarter of 2004, we changed our revenue recognition policy for our communities under lease-up whereby we began recognizing revenue on a straight-line basis for these communities.  In the first quarter of 2005, we changed our revenue recognition policy for the rest of our communities whereby we began recognizing revenue on a straight-line basis for these communities.  These changes did not have a significant impact on our financial statements. Rental income was previously recognized when earned, which materially approximated revenue recognition on a straight-line basis.

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

       Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended March 31, 2005 and 2004, we recognized $0.2 million and $0.4 million, respectively, in development and construction fees under related contracts with gross billings of $5.2 million and $8.8 million, respectively.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Cost Capitalization

        As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets and depreciated accordingly.  During the three months ended March 31, 2005 and 2004, we capitalized $2.9 million and $2.3 million, respectively, of direct internal costs incurred for such activities. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. Direct internal costs associated with the acquisition of operating apartment communities are reflected in general and administrative expense in the period such costs are incurred.

        Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs. Based on this review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.  During the three months ended March 31, 2005 and 2004, we expensed $0.2 million and $0.1 million, respectively, of abandoned real estate pursuit costs. At March 31, 2005, we had approximately $3.4 million of capitalized real estate development pursuit costs reflected in other assets.

        During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the related construction of the community becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as construction is being completed. During the three months ended March 31, 2005 and 2004, we capitalized interest of $2.1 million and $2.3 million, respectively, using a weighted average interest rate of 6.0% and 5.8%, respectively. We anticipate an increase in capitalized interest for the balance of 2005 as compared to 2004 as a result of increased development and construction activity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Purchase Price Allocation for Apartment Community Acquisitions

        In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired subsequent to July 1, 2001, the effective date of SFAS No. 141, "Business Combinations," includes both tangible assets and intangible assets. Tangible asset values, consisting of land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Intangible asset values, consisting of at-market, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease term of the acquired resident relationships. The estimated average remaining lease term of the acquired resident relationships has ranged from 10 to 29 months for our acquired communities since July 1, 2001. Amounts allocated to intangible assets represented approximately 1% on average of the total purchase price of our apartment community acquisitions since July 1, 2001.

Discontinued Operations

      We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. During the three months ended March 31, 2005, we sold six wholly-owned operating real estate assets, five of which were classified as held for sale at December 31, 2004.  During 2004, we sold nine wholly-owned operating real estate assets. The operating results for these fifteen wholly-owned assets classified as held for sale or sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at March 31, 2005.

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

Results of Operations

Comparison of operating results for the three months ended March 31, 2005  (the “2005 Period”) to the three months ended March 31, 2004 (the “2004 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2005 Period and the 2004 Period is summarized as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Number of 2005 Period Apt. Homes	2005 Period	2004 Period	$ Change	% Change

Rental and other property revenues:
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property revenues

	13,454 728 1,503 2,390 - 18,075	$40,898 1,864 5,355 5,308 - $53,425	$40,194 1,861 1,196 2,243 2,704 $48,198	$704 3 4,159 3,065 (2,704 $ 5,227)	1.8% 0.2% 347.7% 136.6% -100.0% 10.8%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$15,573 218 2,239 2,073 - $20,103	$15,155 215 506 844 1,043 $17,763	$ 418 3 1,733 1,229 (1,043 $2,340)	2.8% 1.4% 342.5% 145.6% -100.0% 13.2%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property net operating income (NOI)

		$25,325 1,646 3,116 3,235 - $33,322	$25,039 1,646 690 1,399 1,661 $30,435	$286 - 2,426 1,836 (1,661 $ 2,887)	1.1% 0.0% 351.6% 131.2% -100.0%. 9.5%
Total property NOI as a percentage of total property revenues		62.4%	63.1%	-	-0.7%

(a)      Communities that were owned and fully stabilized throughout both the 2005 Period and the 2004 Period ("same-store").

(b)      Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to January 1, 2005, as applicable.

(c)      Communities that were sold subsequent to January 1, 2004.  Includes the results of Gables Palma Vista, Gables Wellington and
    Gables Woodley Park which are now owned by our NYSTRS joint ventures that were formed during 2004.

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

      Total property revenues increased $5,227, or 10.8%, from $48,198 to $53,425 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  These increases were enhanced by a 1.8% increase in same-store performance and partially offset by a decrease resulting from the three communities which are now owned by the NYSTRS joint ventures that were formed during 2004.  The change implemented in the 2005 Period to recognize revenues on a straight-line basis for our stabilized communities as previously disclosed in “Critical Accounting Policies and Recent Accounting Pronouncements” contributed approximately $250 to the increase between periods, of which approximately $200 impacted our same-store communities.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $2,340, or 13.2%, from $17,763 to $20,103 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 2.8% due to increases in payroll, marketing and utilities expenses, offset in part by a decrease in property taxes.  The decrease in property taxes between periods was the result of approximately $200 of prior year property tax appeal savings recorded in the 2005 Period.

        Additional information for the 53 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2005	Physical Occupancy	Economic Occupancy	% Change from the 2004 Period to the 2005 Period in
Market	Apartment Homes	Period NOI	in the 2005 Period (a)	in the 2005 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	2,398	23.1%	96.7%	95.6%	3.2%	6.6%	4.6%	7.6%
Houston	3,857	22.9%	95.0%	94.0%	1.8%	-1.0%	2.1%	-3.1%
Atlanta	3,322	21.6%	93.8%	92.3%	1.5%	1.3%	3.9%	-0.3%
Austin	1,916	15.5%	95.2%	94.1%	2.1%	1.7%	-5.3%	6.4%
Dallas	1,879	15.1%	93.7%	92.6%	1.1%	0.4%	8.6%	-4.6%
Washington, D.C.	82	1.8%	95.9%	95.7%	1.7%	2.5%	-1.5%	4.3%
Totals	13,454	100.0%	94.9%	93.8%	2.0%	1.8%	2.8%	1.1%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue earned divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

        Property management revenues increased $80, or 3.7%, from $2,154 to $2,234 due primarily to the May 2004 acquisition of IGPM and the 2004 NYSTRS joint venture transactions. Such increases have been substantially offset by a decrease in the number of apartment homes managed for third parties due primarily to increased sales activity resulting from attractive apartment valuations. The average number of apartment homes managed for third parties and unconsolidated joint ventures declined slightly from an average of approximately 26,000 in the 2004 Period to an average of 25,000 in the 2005 Period.

        Ancillary services revenues decreased $135, or 11.1%, from $1,214 to $1,079 due primarily to a decrease of $255 in development and construction fee revenue and a decrease of $60 in third-party brokerage services revenue.  Such decreases were due to volume declines in services rendered and were offset by an increase of $180 in corporate housing revenue.

        Interest income increased $79, or 987.5%, from $8 to $87 due to an increase in interest-bearing deposits and an increase in interest rates.

        Other revenues decreased $108, or 26.6%, from $406 to $298 due primarily to income earned during the 2004 Period related to certain non-routine items.

        Real estate asset depreciation and amortization increased $696, or 5.9%, from $11,791 to $12,487 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset in part by a non-recurring adjustment recorded to depreciation in the 2004 Period of $707.

        Property management expense for communities owned by us and third parties increased $290, or 6.8%, from $4,286 to $4,576 due primarily to the May 2004 acquisition of IGPM. The average number of apartment homes under management declined between periods from an average of approximately 47,000 in the 2004 Period to an average of 42,000 in the 2005 Period resulting primarily from our 2004 and 2005 sales activity.

        Ancillary services expense decreased $199, or 18.7%, from $1,064 to $865 due primarily to a decrease in development and construction expenses of $126 and a decrease in brokerage services expenses of $68.  Such decreases are due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $2,169, or 23.2%, from $9,352 to $11,521 due to an increase in outstanding indebtedness and an increase in interest rates for variable-rate borrowings.  The increase in operating debt associated with the development and acquisition of additional communities and repurchases under our common equity repurchase program was offset in part by a decrease in outstanding indebtedness associated with 2004 and 2005 sale activities.

        Amortization of deferred financing costs increased $78, or 18.8%, from $414 to $492 due primarily to increased financing costs associated with the $100 million secured debt financing closed in September 2004 and the March 2005 issuance of $150 million of senior unsecured notes.  These increases were partially offset by certain loan costs becoming fully amortized during 2004 and the first quarter of 2005.

        General and administrative expense increased $176, or 5.9%, from $2,974 to $3,150 due primarily to increases in abandoned real estate pursuit costs and internal acquisition costs associated with the acquisition of operating apartment communities in the 2005 Period.  These increases were partially offset by a decrease in travel expenses related to a national meeting that was held in 2004 that was not held in 2005.

        Unusual items representing a net reduction to expenses of $3,300 in the 2005 Period are comprised of (1) $5,100 of net proceeds pertaining to our settlement of insurance claims associated with previous water infiltration issues at our Gables State Thomas Ravello community in Dallas, offset by (2) $1,800 of estimated costs associated with a preliminary agreement to settle the class action lawsuit in Florida in which we have been named a party.  See Note 9 to the accompanying consolidated financial statements for further discussion.

        Corporate asset depreciation and amortization increased $427, or 85.7%, from $498 to $925 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2004 acquisition of IGPM.

        Equity in income of joint ventures increased from $484 to $485 due primarily to increased joint venture investments in the 2005 Period offset by a $432 gain in the 2004 Period pertaining to the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2005 Period and the 2004 Period is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	2005 Period	2004 Period
Our share of joint venture results:
Rental and other property revenues	$5,136	$1,289
Property operating and maintenance expense (exclusive of items shown separately below)	(1,917)	(535)
Property net operating income (NOI)	3,219	754
Interest expense and credit enhancement fees	(1,413)	(283)
Amortization of deferred costs	(43)	(18)
Other	(24)	(10)
Funds from operations (FFO)	1,739	443
Gain on sale of previously depreciated operating real estate assets	-	432
Real estate asset depreciation and amortization	(1,254)	(391)
Equity in income of joint ventures	$485	$484

Number of operating communities	9	9
Number of apartment homes in operating communities	2,960	2,975

        Gain on sale of technology investment of $5,838 in the 2005 Period pertains to the monetization of our equity investment in privately-held Rent.com, an internet listing website in the apartment and rental housing industry, in connection with e-Bay Inc.’s acquisition of Rent.com.  Our original investment in Rent.com of approximately $0.3 million was fully-reserved for in the third quarter of 2001.

        Income from discontinued operations, net of minority interest, increased $27,425, or 858.9%, from $3,193 to $30,618 due primarily to the $30,539 gain on sale of discontinued operations, net of minority interest recognized in the 2005 Period, partially offset by the $2,079 gain on sale of discontinued operations, net of minority interest recognized in the 2004 Period.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

        Net cash provided by operating activities decreased from $8,461 for the three months ended March 31, 2004 to $1,884 for the three months ended March 31, 2005 due primarily to an increase in other assets resulting from a change between periods in the timing of the receipt of various income items included in operating activities.

        Net cash used in investing activities increased from $12,459 for the three months ended March 31, 2004 to $86,211 for the three months ended March 31, 2005 due primarily to increased acquisition activity offset in part by increased sales activity between the periods.

        Net cash provided by financing activities increased from $5,941 for the three months ended March 31, 2004 to $87,158 for the three months ended March 31, 2005 due primarily to an increase in cash needed from financing activities to fund investment activities given the increased investment activity previously noted.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Contractual Obligations

        A summary of our contractual obligations at March 31, 2005 is as follows:

	Payments Due by Year

	2005	2006	2007	2008	2009	2010 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 1,017	$ 1,244	$ 1,341	$ 932	$ 829	$ 730	$ 6,093
Balloon principal payments due at maturity (a)	16,860	218,145	206,398	231,872	191,242	175,952	1,040,469
Total notes payable	$17,877	$219,389	$207,739	$232,804	$192,071	$176,682	$1,046,562

Operating leases (b)	2,183	3,362	3,163	2,814	2,154	76,369	90,045

Deferred purchase price of IGPM (c)	327	327	-	-	-	-	654

Series Z Preferred Shares subject to mandatory redemption (d)	-	-	-	2,250	-	4,500	6,750

Total	$20,387	$223,078	$210,902	$237,868	$194,225	$257,551	$1,144,011

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

        In addition to these contractual obligations, we currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion.  The estimated costs to complete the development of these assets total $207 million at March 31, 2005, including $1 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $20 million in construction loan proceeds and $187 million in borrowings under our credit facilities described below.

        At March 31, 2005, we owned four parcels of land on which we intend to develop four communities that we currently expect will comprise 1,105 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop seven communities that we currently expect would comprise an estimated 1,453 apartment homes.  Total preliminary budgeted costs for the development of the 2,558 apartment homes are currently estimated to be approximately $425 million.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

$400 Million Credit Facility

        We have an unsecured revolving credit facility with a committed capacity of $400 million provided by a syndicate of banks that has an initial maturity date of June 30, 2008. The $400 million facility replaces our existing unsecured revolving credit facility which had a committed capacity of $300 million provided by a syndicate of banks that had a maturity date of May 2005.  We have the option to further increase the capacity under the facility up to $600 million from $400 million to the extent banks (from the syndicate or otherwise) agree to provide the additional commitment.  In addition, we have the ability to extend the maturity date of the facility for an additional one-year period to June 30, 2009.  Syndicated borrowings under the facility currently bear interest at our option of LIBOR plus 0.70% or prime minus 0.25%.  Fees for letters of credit issued under the facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.15% of the $400 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings.  There are four stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.60% to 1.20% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $400 million committed capacity, or $200 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.

      At March 31, 2005, we had outstanding under the facility (1) $115 million in competitive bid option borrowings, (2) $60 million in syndicated borrowings, (3) $20 million in swingline borrowings and (4) $0.5 million in letters of credit.  Thus, we had $204.5 million of remaining availability under the facility at March 31, 2005.

$25 Million Credit Facility

      We have a $25 million unsecured revolving credit facility with a bank that has an initial maturity date of June 30, 2008.  Borrowings under this facility bear interest at LIBOR plus the same scheduled spread for syndicated borrowings as the $400 million credit facility.  At March 31, 2005, we had $16.2 million in borrowings outstanding under this facility and therefore had $8.8 million of remaining capacity.

Secured Construction Loans

        At March 31, 2005, we have committed fundings under four construction-related financing vehicles totaling $35.1 million from a bank relating to two wholly-owned development communities that have a maturity date of September 2006.  At March 31, 2005, we had drawn $14.9 million under these variable-rate financing vehicles and therefore have $20.2 million of remaining capacity. During the first quarter of 2005, we repaid two construction-related financing vehicles secured by one wholly-owned community that had outstanding balances upon repayment totaling $17.7 million with an advance under our unsecured credit facilities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage are (1) our total debt may not exceed 60% of our total assets; (2) our annualized fixed charge coverage ratio may not be less than 1.70:1; (3) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (4) our unencumbered assets may not be less than 167% of our total unsecured debt; (5) our annualized unencumbered interest coverage ratio may not be less than 2.0 to 1; (6) our tangible net worth may not be less than $680 million; (7) our floating rate debt may not exceed 30% of our total assets; and (8) our unsecured implied debt service coverage ratio may not be less than 1.25:1.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.

        In addition, we have a covenant under our unsecured credit facilities and secured construction loans that restricts the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts our ability to declare and pay dividends.  In general, during any twelve-month period, the Operating Partnership may only distribute up to 100% of its consolidated income available for distribution, as defined in the agreement.  This provision contains an exception to this limitation to allow the Operating Partnership to make any distributions necessary to (1) allow us to maintain our status as a REIT or (2) distribute 100% of our taxable income at the REIT level.  We do not anticipate that this provision will adversely affect the ability of the Operating Partnership to make distributions sufficient for us to pay dividends under our current dividend policy.

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of March 31, 2005.  The indentures and the $400 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $236.2 million at March 31, 2005.  None of this indebtedness is recourse to us.  See Note 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 for further information regarding our unconsolidated joint ventures.

Inflation

        Substantially all of the leases at our apartment communities are for a term of one year or less.  In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, we are exposed to declining rents more quickly under these shorter term leases.

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

Development and Lease-up Communities at March 31, 2005:

					Percent at March 31, 2005			Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III (b)	193	$ 19	$ 7	63%	28%	7%	1 Q 2004	1 Q 2005	4 Q 2005	4 Q 2005
Houston, TX	Gables Upper Kirby (c)	144	21	9	43%	--	--	2 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
Houston, TX	Gables Kipling	27	6	5	5%	--	--	1 Q 2005	1 Q 2006	1 Q 2006	3 Q 2006
Washington, D.C.	Gables Rothbury	203	26	15	34%	--	--	3 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
Dallas, TX	Gables Uptown Place (c)	311	45	24	36%	--	--	2 Q 2004	4 Q 2005	3 Q 2006	4 Q 2006
Dallas, TX	Gables West Village	75	9	5	10%	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
Dallas, TX	Gables City Place Block 7c	103	13	11	7%	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
South FL	Gables Montecito (d)	450	61	40	23%	--	--	2 Q 2004	4 Q 2005	1 Q 2007	2 Q 2007
South FL	Gables Marbella	261	61	45	1%	--	--	1 Q 2005	1 Q 2006	2 Q 2007	3 Q 2007
Atlanta, GA	Gables Metropolitan III	448	62	45	4%	--	--	1 Q 2005	2 Q 2006	2 Q 2007	4 Q 2007
	Wholly-Owned Totals	2,215	$ 323	$ 206
Wholly-Owned Completed Communities in Lease-up:
Austin, TX	Gables Grandview	458	$ 56	$ -	100%	80%	78%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2005
	Grand Total	2,673

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.

(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.

(c) These communities are secured by construction loans with an aggregate committed capacity of $35 million, of which $15 million was outstanding at March 31, 2005.

(d) We are developing single-family lots adjacent to this community and have such lots under contract for sale once development is complete. Amounts pertaining to the single-family lots have been excluded from the disclosure above.  At March 31, 2005, $12 million in costs have been incurred pertaining to the single family lots, $4 million of sales proceeds have been collected to date and the estimated cost to complete is $1 million.  Net costs incurred to date of $8 million at March 31, 2005 are included in construction in progress in the accompanying consolidated balance sheet.

        The following is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected and estimated in such statements. Risks associated with our development, construction and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Stabilized Apartment Communities at March 31, 2005
March 31, 2005
		March 31, 2005 Physical Occupancy	Market Rent per
Community	No. of Apt. Homes		Home	Square Foot

Atlanta, GA
Briarcliff Gables	104	94%		$1,041	$ 0.84
Buckhead Gables	162	95%		778	1.03
Gables Cityscape	182	98%		862	1.02
Gables Druid Hills	272	95%		1,067	0.94
Gables Lenox Hills	480	94%		1,015	1.05
Gables Lindbergh	324	96%		1,110	1.09
Gables Metropolitan I (60% JV interest)	435	92%		1,201	1.07
Gables Metropolitan II (60% JV interest)	274	95%		1,256	1.13
Gables Mill	438	95%		768	0.83
Gables Montclair	183	98%		1,479	0.96
Gables Northcliff	82	100%		1,164	0.75
Gables Paces	80	96%		1,900	1.15
Gables Rock Springs I and II	365	99%		1,302	1.16
Gables Vinings	315	90%		950	0.89
Gables Walk	310	92%		967	0.82
Roswell Gables I	384	93%		766	0.70
Roswell Gables II	284	93%		830	0.70
Spalding Gables	252	96%		836	0.85
Wildwood Gables	546	94%		863	0.76
Total/Averages	5,472	94%		$ 1,012	$ 0.93

Houston, TX
Gables Augusta	312	92%		$ 1,280	$ 1.46
Gables Austin Colony	237	96%		798	0.82
Gables Cityscape	252	96%		844	0.99
Gables CityWalk/Waterford Square	317	95%		869	1.08
Gables Edgewater	292	97%		878	1.00
Gables Lions Head	277	96%		731	0.87
Gables Metropolitan Uptown	318	97%		928	1.02
Gables of First Colony	324	94%		1,002	1.01
Gables Piney Point	246	96%		862	0.93
Gables Pin Oak Green	581	95%		896	0.88
Gables Pin Oak Park	474	95%		909	0.89
Gables Rivercrest I	140	95%		734	0.87
Gables Rivercrest II	140	95%		715	0.85
Gables Windmill Landing	259	94%		714	0.82
Total/Averages	4,169	95%		$ 889	$ 0.96

South FL
Belmar	36	-	(a)	1,511	$ 0.99
Gables Boca Place	180	98%		1,131	1.16
Gables Boynton Beach I	252	96%		1,012	0.84
Gables Boynton Beach II	296	97%		1,019	0.84
Gables Camino Real	235	94%		1,680	1.46
Gables Floresta	311	94%		1,387	1.05
Gables Kings Colony	480	96%		950	1.05

Stabilized Apartment Communities at March 31, 2005
March 31, 2005
		March 31, 2005 Physical Occupancy	Market Rent per
Community	No. of Apt. Homes		Home	Square Foot
South FL (continued)
Gables Mizner on the Green	246	99%		1,704	1.35
Gables Palma Vista (50% JV interest)	189	92%		1,665	1.15
Gables San Michele I	249	95%		1,578	1.13
Gables San Michele II	343	94%		1,569	1.13
Gables San Remo	180	99%		1,355	1.00
Gables Town Colony	172	100%		1,054	1.23
Gables Town Place	312	91%	(b)	963	1.15
Gables Wellington (50% JV interest)	222	97%		1,185	1.03
Totals/Averages	3,703	96%		$ 1,283	$ 1.10

Dallas, TX
Gables Ellis Street	245	96%		$ 1,474	$ 1.23
Gables Highland Park	55	80%		3,121	1.60
Gables Knoxbridge	334	94%		1,055	1.24
Gables Mirabella	126	94%		1,150	1.26
Gables Normandy	54	72%		1,141	0.98
Gables Parkwood	30	87%		822	1.31
Gables Pearl Street	108	96%		1,313	1.21
Gables Spring Park	188	96%		912	0.87
Gables State Thomas Townhomes	177	94%		1,714	1.15
Gables State Thomas Ravello	290	95%		1,545	1.35
Gables Turtle Creek Cityplace	232	93%		1,422	1.35
Gables Turtle Creek Dominion	150	94%		1,219	1.21
Gables Valley Ranch	319	97%		886	0.87
Totals/Averages	2,308	94%		$ 1,290	$ 1.18

Austin, TX
Gables at the Terrace	308	95%		$ 1,131	$ 1.19
Gables Barton Creek	160	96%		1,397	1.20
Gables Bluffstone	256	93%		990	1.01
Gables Central Park	273	95%		1,362	1.45
Gables Great Hills	276	94%		818	0.99
Gables Park Mesa	148	96%		1,156	1.06
Gables Town Lake	256	98%		1,340	1.43
Gables West Avenue	239	98%		1,435	1.67
Total/Averages	1,916	96%		$ 1,190	$ 1.25

Inland Empire
Gables Solana Ridge (49% JV interest)	312	96%		$ 1,151	$ 1.24
Gables Summerset (50% JV interest)	752	95%		1,243	1.59
Gables Tuscany Ridge (49% JV interest)	220	98%		1,165	1.24
Total/Averages	1,284	96%		$ 1,207	$ 1.43

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

Stabilized Apartment Communities at March 31, 2005
March 31, 2005
		March 31, 2005 Physical Occupancy	Market Rent per
Community	No. of Apt. Homes		Home	Square Foot
Washington, D.C.
Gables Dupont Circle	82	95%	$ 2,778		$ 2.85
Gables Woodley Park (51% JV interest)	211	93%	2,170		2.51
Total/Averages	293	94%	$ 2,340		$ 2.62

Orlando, FL
Gables Chatham Square	448	100%	$ --	(c)	$ --	(c)
The Commons at Little Lake Bryan I	280	100%	--	(c)	--	(c)
	728	100%	$ --		$ --
Memphis, TN
Arbors of Harbortown (25% JV interest)	345	93%	$ 911		$ 0.92
	345	93%	$ 911		$ 0.92
Tampa, FL
Gables Beach Park	166	95%	$ 1,672		$ 1.33
	166	95%	$ 1,672		$ 1.33

TOTALS	20,384	95%	$ 1,122		$ 1.08

(a)  This community was acquired by us in December 2003 for renovation and was 78% occupied at March 31, 2005.  It is adjacent to our Gables Marbella development community which is expected to comprise 261 apartment homes upon completion.

(b) This community is under renovation at March 31, 2005; therefore, occupancy is based on the number of apartment homes available for lease.
(c) This community is leased to a single user group pursuant to a triple net master lease. Accordingly, market rent data is not reflected as it is not comparable to the rest of our portfolio.

Portfolio Indebtedness Summary at March 31, 2005
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes
	$ 547,603 216,357	6.11% 6.23%	6.11% 6.23%	2.84 4.09
Total fixed-rate indebtedness	$ 763,960	6.14%	6.14%	3.19
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 56,525 211,172 14,905 $ 282,602	2.34% 3.41% 4.55% 3.26%	3.34% 3.41% 4.55% 3.46%	1.84 3.25 1.50 2.88
Total portfolio debt (c), (d)	$1,046,562	5.36%	5.42%	3.11

(a)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b)  Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 2005 for purposes of interest capitalization were $171,820.  We have an option to extend the maturity date of these facilities from June 30, 2008 to June 30, 2009.

(d)  Excludes unconsolidated joint venture indebtedness.

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

  A reconciliation of FFO available to common shareholders from net income available to common shareholders (the most directly comparable GAAP measure to FFO available to common shareholders) is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Share Data)

	Three Months Ended March 31
	2005	2004
Reconciliation of net income available to common shareholders to FFO available to common shareholders – diluted:

Net income available to common shareholders	$ 39,818	$ 5,047

Minority interest of common unitholders in Operating Partnership:
Continuing operations	1,233	274
Discontinued operations	4,168	469
Total	5,401	743

Real estate asset depreciation and amortization:
Wholly-owned real estate assets – continuing operations	12,487	11,791
Wholly-owned real estate assets – discontinued operations	72	2,433
Joint venture real estate assets	1,254	391
Total	13,813	14,615

Gain on sale of operating real estate assets:
Wholly-owned real estate assets – discontinued operations	(34,697)	(2,382)
Joint venture real estate assets	-	(432)
Total	(34,697)	(2,814)

FFO available to common shareholders – diluted	$ 24,335	$ 17,591

Debt extinguishment costs associated with the sale of real estate assets	156	-

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – diluted	$24,491	$17,591

Average common shares outstanding – basic	29,420	28,981
Incremental shares from assumed conversions of:
Common units	3,959	4,296
Stock options	80	135
Other	20	13
Average common shares outstanding – diluted	33,479	33,425

Reconciliation of FFO available to common shareholders – diluted to FFO available to common shareholders – basic:

FFO available to common shareholders – diluted	$24,335	$17,591

Less: Minority interest of common unitholders in Operating Partnership	(2,886)	(2,271)

FFO available to common shareholders – basic	$21,449	$15,320

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – diluted	$24,491	$17,591

Less: Minority interest of common unitholders in Operating Partnership	(2,905)	(2,271)

FFO available to common shareholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets – basic	$21,586	$15,320

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at March 31, 2005 or December 31, 2004.

       We typically refinance maturing debt instruments at then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

       Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

       We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There was no change in internal control over financial reporting that occurred in the first quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item	1:	Legal Proceedings

We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class.   In the first quarter of 2005, we recorded $1.8 million of expected costs associated with a preliminary agreement to settle the class action lawsuit.  The preliminary agreement to settle the class action lawsuit is subject to court approval once finalized between the parties and published to the class.  The charge of $1.8 million represents an estimate and is comprised of two components: (1) expected plaintiffs’ attorneys fees and other costs of the settlement of approximately $1.2 million, payable upon court approval of the settlement, and (2) an estimate of $0.6 million for the amount of contested fees we expect to be substantiated by eligible class members who elect to make a claim, payable if and when proven according to procedures included in the settlement.  The proposed settlement caps contested fees at $3.0 million, with no minimum and requires that $350,000 be initially placed into an escrow account controlled by us to pre-fund the payment of expected claims.  There can be no assurance that the settlement of the class action lawsuit will be finalized as currently proposed or that actual contested fees will not ultimately exceed our current estimate.

Item	2:	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2005, the Operating Partnership had 79 holders of common units (one general partner and 78 limited partners).  On January 4, 2005, we issued 2,750 common shares valued at approximately $94,298 at the time of issuance, to a limited partner of the Operating Partnership in exchange for 2,750 common units.  On January 21, 2005, we issued 75,000 common shares valued at approximately $2,580,000 at the time of issuance, to a limited partner of the Operating Partnership in exchange for 75,000 common units.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the limited partners in connection with these transactions, we believe we may rely on this exemption.

The following table summarizes repurchases of our common shares and common units during the three months ended March 31, 2005 (in thousands, except per share and per unit amounts):

Period	Total Number of Securities Purchased (a)		Average Price Paid per Security (b)		Total Number of Shares and Units Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares and Units that May Yet be Purchased Under the Plans or Programs
	Shares	Units	Shares	Units
January 1-31	-	-	$ -	$ -	-	$ 83,975,544
February 1-28	223,900	30,000	34.83	34.39	253,900	75,145,375
March 1-31	87,600	223,619	34.54	34.96	311,219	64,301,668
Total	311,500	253,619	$34.75	$34.89	565,119	$ 64,301,668

(a)  Common units redeemed from limited partners of the Operating Partnership in exchange for common shares are not considered a repurchase and are excluded from the table above. We are obligated to redeem each common unit held by a limited partner of the Operating Partnership, other than us, at the request of the holder for an amount equal to the fair market value of a share of our common shares at the time of such redemption, provided that we, at our option, may elect to acquire each common unit presented for redemption for one common share or cash.

(b)  Includes commissions for the common shares repurchased on the open market.

(c)  In November 2002, our board of trustees implemented a common equity repurchase program pursuant to which we are authorized to repurchase in open market or privately-negotiated transactions up to $200 million of our outstanding common shares or units, depending on market prices and other prevailing conditions and using proceeds from sales of selected assets.

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

GABLES RESIDENTIAL TRUST
Date:	May 10, 2005	/s/ Marvin R. Banks, Jr.
Date:	May 10, 2005

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

